Form 10QSB
period 1996-06-30
CECO FILTERS INC
filed 1996-08-01
CIK 811037

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  JUNE 30, 1996         Commission file number  0-17804
                  --------------                                ---------

                               CECO FILTERS, INC.
- -------------------------------------------------------------------------------



               DELAWARE                                23-2399315
- -------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


  1027-29 CONSHOHOCKEN ROAD, CONSHOHOCKEN, PA            19428-0683
- -------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code          610-825-8585
                                                    ---------------------------


- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                              X    Yes            No
                                            -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class:  COMMON, PAR VALUE $.001 PER SHARE  OUTSTANDING at 6/30/96   6,867,667
        ---------------------------------

                               CECO FILTERS, INC.
                               ------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------




                                      INDEX
                                      -----

Part I - Financial Information:
           Condensed consolidated balance sheet as of
              June 30, 1996 and December 31, 1995                        2

           Condensed consolidated statement of operations
              for the three-month and six-month periods ended
              June 30, 1996 and 1995                                     3

           Condensed consolidated statement of cash flows
              for the six-month periods ended June 30, 1996 and 1995     4

           Notes to condensed consolidated financial statements          5

           Management's discussion and analysis of the
              financial condition and results of operations           6 to 9

           Report on Review by Independent Accountants                  10

Signature                                                               11

- -1-

                               CECO FILTERS, INC.
                               ------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
- -------------------------------------------------------------------------------



                                                               JUNE 30,            DECEMBER 31,
                                                                 1996                  1995
                                                              -----------         -------------
                                     ASSETS
Current assets:
   Cash                                                       $  165,014           $   184,248
   Accounts receivable                                           968,715             1,856,541
   Advance to officer                                             23,200                 -
   Inventories                                                   683,858               654,826
   Prepaid expenses and other current assets                     108,298                54,211
   Deferred income taxes                                          20,889                20,889
                                                              ----------           -----------

                Total current assets                           1,969,974             2,770,715

Property and equipment, net                                    1,882,157             1,995,592
Intangible assets, at cost, net                                   97,873                97,830
Investment in CECO Environmental Corp.                           280,000               280,000
                                                              ----------            ----------

                                                              $4,230,004            $5,144,137
                                                              ==========            ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations                                    $  550,000           $   850,000
   Current portion of long-term debt                             87,865               173,393
   Current portion of capital lease obligation                    4,838                 4,838
   Accounts payable and accrued expenses                        667,310             1,131,206
   Accrued income taxes                                           4,844                10,745
                                                             ----------           -----------

                Total current liabilities                     1,314,857             2,170,182

Long-term debt, less current portion                          1,175,672             1,238,795

Capital lease obligation, less current portion                   11,478                14,955

Deferred income taxes                                            19,888                19,888
                                                             ----------           -----------

                                                              2,521,895             3,443,820
                                                              ---------             ---------

Shareholders' equity:
   Common stock, $.001 par value; 20,000,000
       shares authorized, 6,867,667 shares issued
       and outstanding                                            6,868                 6,868
   Capital in excess of par value                               915,984               915,984
   Retained earnings                                            785,257               777,465
                                                             ----------            ----------

                Total shareholders' equity                    1,708,109             1,700,317
                                                              ---------             ---------

                                                             $4,230,004            $5,144,137
                                                             ==========            ==========

See accompanying notes to condensed consolidated financial statements.

- -2-

                               CECO FILTERS, INC.
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
- -------------------------------------------------------------------------------



                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                   1996               1995               1996            1995
                                               -------------      ------------      -------------    -----------


Net sales                                       $1,874,440        $1,957,119         $4,025,097       $3,836,534
                                                ----------        ----------         ----------       ----------

Costs and expenses:
   Cost of sales                                   964,867         1,291,188          2,105,189        2,424,610
   Selling and administrative                      733,168           672,565          1,520,748        1,352,838
   Management fees, CECO
     Environmental Corp.                            60,000            60,000            120,000          120,000
   Depreciation and amortization                    85,268            88,993            179,318          178,050
                                                ----------        ----------         ----------       ----------

                                                 1,843,303         2,112,746          3,925,255        4,075,498
                                                ----------        ----------         ----------       ----------


Income (loss) from operations                       31,137        (  155,627)            99,842       (  238,964)


Interest expense                                (   40,591)       (   43,975)        (   84,050)      (   78,369)
                                                ----------        ----------         ----------       ----------


Income (loss) before provision
   (credit) for income taxes                    (    9,454)       (  199,602)            15,792       (  317,333)


Provision (credit) for income taxes             (    2,000)       (   53,687)             8,000       (  106,688)
                                                ----------        ----------         ----------       ----------


Net income (loss)                               ($   7,454)       ($ 145,915)        $     7,792      ($ 210,645)
                                                ==========        ==========         ===========      ==========


Net income (loss) per share *                   ($     .00)       ($     .02)        $       .00      ($     .03)
                                                ==========        ==========         ===========      ==========


* Based on weighted average shares outstanding of 6,867,667 for each period.


See accompanying notes to condensed consolidated financial statements.

- -3-

                               CECO FILTERS, INC.
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
- -------------------------------------------------------------------------------



                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     1996               1995

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                               $    7,792          ($210,645)
   Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
       Depreciation and amortization                                                  179,318            178,050
       (Increase) decrease in operating assets:
          Accounts receivable                                                         887,826          (  93,903)
          Inventories                                                              (   29,032)            10,690
          Prepaid expenses and other current assets                                (   54,087)         (  28,409)
          Refundable income taxes                                                        --            ( 123,447)
       (Decrease) in operating liabilities:
          Accounts payable and accrued expenses                                    (  463,896)         ( 377,327)
          Accrued income taxes                                                     (    5,901)         (  89,368)
                                                                                   ----------          ---------

                Net cash provided by (used in) operating activities                   522,020          ( 734,359)
                                                                                   ----------          ---------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                       (   65,926)         ( 103,797)
   Advance to officer                                                              (   23,200)             --
                                                                                   ----------          ---------

                Net cash (used in) investing activities                            (   89,126)         ( 103,797)
                                                                                   ----------          ---------

Cash flows from financing activities:
   Net borrowings (repayment) of short-term obligations                            (  300,000)           800,000
   Repayments of long-term debt and capital lease obligation                       (  152,128)         (  85,647)
                                                                                   ----------          ---------

                Net cash provided by (used in) financing activities                (  452,128)           714,353
                                                                                   ----------          ---------

Net (decrease) in cash                                                             (   19,234)         ( 123,803)

Cash at beginning of period                                                           184,248            177,449
                                                                                   ----------          ---------

Cash at end of period                                                                $165,014           $ 53,646
                                                                                   ==========          =========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                          $ 84,050           $ 78,369
                                                                                    ---------           --------
   Income taxes                                                                      $ 23,800           $113,345
                                                                                    ---------            -------

See accompanying notes to condensed consolidated financial statements.

- -4-

                               CECO FILTERS, INC.
                               ------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------






1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of its operations for the three-month and six-month periods ended June 30, 1996 and 1995 and its cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.




2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information as of and for the three-month and six-month periods ended June 30, 1996 and 1995 which is included herein. Their report on such review accompanies this filing.




3.      Inventories consisted of the following:


                                     JUNE 30,               DECEMBER 31,
                                      1996                     1995
                                    --------                ------------

        Raw materials               $576,535                  $514,489
        Finished goods               107,323                   140,337
                                    --------                  --------

                                    $683,858                  $654,826
                                    ========                  ========




4.      Related Party Transactions
        --------------------------

        Management Fees
        ---------------

        The Company incurred management fees amounting to $120,000 during the six-month periods ended June 30, 1996 and 1995, pursuant to an agreement between the Company and CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. Under such agreement, effective July 1, 1994, CEC provides management and financial consulting services to the Company in exchange for a management fee.



- -5-

                               CECO FILTERS, INC.
                               ------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------



General

CECO Filters, Inc. ("CECO") manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise.

In March, 1992, CECO completed the acquisition of Air Purator Corporation ("APC"), a privately held Massachusetts company engaged in the manufacture of patented specialty needled fiberglass fabrics, mainly used in a particulate collection device known as a pulse jet baghouse which is fabricated by a number of companies. On October 1, 1992, CECO created a wholly-owned subsidiary, Compliance Systems International ("CSI"), to pursue domestic and foreign environmental service markets and the manufacture and sales of the patented Catenary Grid Scrubber, designed for use with heat and mass transfer operations and particulate control.

The condensed consolidated financial statements include the accounts of CECO and its wholly-owned subsidiaries, APC and CSI ("the Company").


Results of Operations
- ---------------------

The following table sets forth income line items shown on the condensed consolidated statement of operations, as a percentage of net sales for the periods indicated. This table should be read in conjunction with the condensed consolidated financial statements and notes thereto.

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                               1996         1995        1996         1995
                                                               -----        -----       -----        -----
Net sales                                                      100.0%       100.0%      100.0%       100.0%
                                                               -----        -----       -----        -----

Costs and expenses:
  Cost of sales                                                 51.5         66.0        52.3         63.2
  Selling and administrative                                    39.1         34.4        37.7         35.3
  Management fees -  CECO Environmental Corp.                    3.2          3.0         3.0          3.1
  Depreciation and amortization                                  4.5          4.5         4.4          4.6
                                                               -----        -----       -----        -----
                                                                98.3        107.9        97.6        106.2
                                                               -----        -----       -----        -----

Income (loss) from operations                                    1.7       (  7.9 )       2.5       (  6.2 )
Interest expense                                              (  2.2 )     (  2.3 )    (  2.1 )     (  2.0 )
                                                               -----        -----       -----        -----

Income (loss) before provision (credit)
  for income taxes                                            (   .5 )     ( 10.2 )        .4       (  8.2 )
Provision (credit) for income taxes                           (   .1 )     (  2.7 )        .2       (  2.7 )
                                                               -----        -----       -----        -----

Net income (loss)                                             (   .4%)     (  7.5%)        .2%      (  5.5%)
                                                               ======       ======      =====        ======

- -6-

                               CECO FILTERS, INC.
                               ------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
- -------------------------------------------------------------------------------



Results of Operations - Continued
- ---------------------------------

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995
- ------------------------------------------------------------------------------

Sales were approximately $4.0 million and $3.8 million for the six-month periods ended June 30, 1996 and 1995, respectively, an increase of 4.9% from 1995 to 1996. This increase in sales was attributable principally to increased sales orders during the period.

The Company's backlog of orders at June 30, 1996 was approximately $3.3 million as compared to $4 million at June 30, 1995. There can be no assurance that order backlog will be replicated, or increased or that it will translate into higher revenues in the future. The success of the Company's operating results can be significantly impacted by the introduction of new products and/or new manufacturing technologies by competitors, rapid change in the demand for its product, decrease in the average selling price over the life of a product, decrease in the average selling price over the life of a product as competition increases, and the Company's target marketing approach implemented in 1995.

The Company's overall cost of sales decreased as a percentage of sales for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The decrease can be attributed to decreases in raw material costs as well as lower costs incurred to service the Company's products. Engineering and sales management positions were increased while certain factory positions were eliminated. These changes were made as part of the Company's overall restructuring to strengthen management and accommodate anticipated growth. Direct labor was augmented with temporary labor on an as-needed basis.

The Company's selling and administrative expenses amounted to $1,520,748 for the six-month period ended June 30, 1996 compared to $1,352,838 for the six-month period ended June 30, 1995, representing an increase of $167,910 or 12.4%. A substantial portion of the selling and administrative expenses are fixed in nature. As discussed above, certain management positions were added compared to the six-month period ended June 30, 1995.

During 1994, the Company entered into a management and consulting agreement with CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. The terms of the agreement require payment of fees of $20,000 per month from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies, marketing, strategic and financial planning, mergers, acquisitions and related matters. The Company incurred management fees to CEC of $120,000 during each of the six-month periods ended June 30, 1996 and 1995.

Interest expense increased during the six-month period ended June 30, 1996, when compared to the same period in 1995. The increase in interest expense can be attributed to higher prime interest rates.

The Company generated pre-tax income of $15,792 for the six-month period ended June 30, 1996 as compared to a pre-tax loss of $317,333 for the six-month period ended June 30, 1995. This change is attributed principally to the increase in sales as well as the increase in gross margins for the six-month period ended June 30, 1996 with the comparable period in 1995.


- -7-

                               CECO FILTERS, INC.
                               ------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
- -------------------------------------------------------------------------------


Results of Operations - Continued
- ---------------------------------

The provision for federal and state tax income taxes for the six-month period ended June 30, 1996 amounted to $8,000 compared to a credit for federal and state income taxes of $106,688 for the six-month period ended June 30, 1995.



Comparison of Three Months Ended June 30, 1996 to June 30, 1995
- ---------------------------------------------------------------

Sales were approximately $1.9 million and $2 million for the three-month periods ended June 30, 1996 and June 30, 1995, respectively. This represents a decrease of 4.2%. The decrease in sales from 1995 to 1996 was attributable principally to less sales orders.

The Company's overall cost of sales decreased as a percentage of sales for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The decrease can be attributed to decreases in raw material as well as lower costs incurred to service the Company's products. The Company continues to use advanced technology in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The Company's selling and administrative expenses amounted to $733,168 for the three-month period ended June 30, 1996 compared to $672,565 for the three-month period ended June 30, 1995, representing an increase of $60,603 or 9%.

The Company paid CEC $60,000 during each of the three-month periods ended June 30, 1996 and 1995 in connection with its management and consulting agreement.

Interest expense during the three-month period ended June 30, 1996, when compared to the same period ended June 30, 1995, was approximately the same.

The Company incurred a pre-tax loss of $9,454 for the three-month period ended June 30, 1996, as compared to pre-tax loss of $199,602 for the three-month period ended June 30, 1995. This change is attributed principally to the increase in gross margins.

The credit for federal and state income taxes for the three-month period ended June 30, 1996 amounted to $2,000 as compared to the credit for federal and state income taxes of $53,687 for the three-month period ended June 30, 1995.


- -8-

                               CECO FILTERS, INC.
                               ------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
- -------------------------------------------------------------------------------




Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

The Company's consolidated cash position decreased from $184,248 at December 31, 1995 to $165,014 at June 30, 1996. This decrease of $19,234 cash provided by operating activities of $522,020 during the six-month period ended June 30, 1996 as compared to the same period in 1995 when the Company used cash of $734,359 in its consolidated operating activities. The timing of sales orders and shipments can heavily affect cash provided by or used in operations. The Company maintains a $1,250,000 line of credit with a commercial bank of which $550,000 was outstanding as of June 30, 1996. The credit facility is available for working capital needs, investment activities and other general corporate needs.

The Company's current ratio increased from 1.3 on December 31, 1995 to 1.5 on June 30, 1996.

Expenditures for property and equipment and intangible assets amounted to $65,926 for the six months ended June 30, 1996 compared to $103,797 for the six-month period ended June 30, 1995. The Company intends to continue to invest in capital equipment to support its continued growth.

The Company believes that the existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs in the short term. As the Company's business continues to grow in the long term, additional working capital funds may be required and to the extent these additional funds are not generated by operations, the Company may seek access to debt or equity markets.



- -9-

[LETTERHEAD OF MARGOLIS & COMPANY]



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
CECO Filters, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of CECO Filters, Inc. as of June 30, 1996 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                         /s/ Margolis & Company, Inc.
                                         -----------------------------
                                         Certified Public Accountants

Bala Cynwyd, PA
July 11, 1996


- -10-

                               CECO FILTERS, INC.
                               ------------------

                                    SIGNATURE
- -------------------------------------------------------------------------------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      CECO FILTERS, INC.
                                                -------------------------------
                                                         (REGISTRANT)

DATE
    ------------------------


                                                -------------------------------
                                                   STEVEN I. TAUB, PRESIDENT



- -11-