Form 10QSB
period 1996-09-30
CECO FILTERS INC
filed 1996-11-12
CIK 811037

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended SEPTEMBER 30, 1996         Commission file number      0-17804
                  ------------------                                ------------



                               CECO FILTERS, INC.
--------------------------------------------------------------------------------



               DELAWARE                                          23-2399315
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


  1027-29 CONSHOHOCKEN ROAD, CONSHOHOCKEN, PA              19428-0683
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code          610-825-8585
                                                            ------------
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                        __X__ Yes _____ No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.



Class:  COMMON, PAR VALUE $.001 PER SHARE  OUTSTANDING at 9/30/96   6,867,667
        ---------------------------------

                               CECO FILTERS, INC.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1996
--------------------------------------------------------------------------------



                                      INDEX



Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 September 30, 1996 and December 31, 1995              2

              Condensed consolidated statement of operations
                 for the three-month and nine-month periods ended
                 September 30, 1996 and 1995                           3

              Condensed consolidated statement of cash flows
                 for the nine-month periods ended September 30,
                 1996 and 1995                                         4

              Notes to condensed consolidated financial statements     5

              Management's discussion and analysis of the
                 financial condition and results of operations      6 to 9

              Report on Review by Independent Accountants             10


Signature                                                             11

                               CECO FILTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                           -------------          ------------
                                                                               1996                   1995
                                                      ASSETS
Current assets:
  Cash                                                                       $   173,161           $   184,248
  Accounts receivable                                                          1,386,566             1,856,541
  Advance to officer                                                              25,200                 -
  Inventories                                                                    679,806               654,826
  Prepaid expenses and other current assets                                      117,117                54,211
  Deferred income taxes                                                           20,889                20,889
                                                                             -----------           -----------

           Total current assets                                                2,402,739             2,770,715

Property and equipment, net                                                    1,796,609             1,995,592
Intangible assets, at cost, net                                                   90,998                97,830
Investment in CECO Environmental Corp.                                           280,000               280,000
                                                                              ----------            ----------

                                                                              $4,570,346            $5,144,137
                                                                               =========             =========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                                     $   700,000           $   850,000
  Current portion of long-term debt                                               85,241               173,393
  Current portion of capital lease obligation                                      4,838                 4,838
  Accounts payable and accrued expenses                                          744,492             1,131,206
  Accrued income taxes                                                            84,006                10,745
                                                                             -----------           -----------

           Total current liabilities                                           1,618,577             2,170,182

Long-term debt, less current portion                                           1,156,528             1,238,795

Capital lease obligation, less current portion                                    10,319                14,955

Deferred income taxes                                                             19,888                19,888
                                                                             -----------           -----------

                                                                               2,805,312             3,443,820
                                                                               ---------             ---------

Shareholders' equity:
  Common stock, $.001 par value; 20,000,000
     shares authorized, 6,867,667 shares issued
     and outstanding                                                               6,868                 6,868
  Capital in excess of par value                                                 915,984               915,984
  Retained earnings                                                              842,182               777,465
                                                                              ----------            ----------

           Total shareholders' equity                                          1,765,034             1,700,317
                                                                               ---------             ---------

                                                                              $4,570,346            $5,144,137
                                                                               =========             =========



See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------







                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                 1996              1995               1996             1995
                                             -------------      ------------      -------------    --------


Net sales                                       $2,195,120        $1,627,425         $6,220,217       $5,463,959
                                                 ---------         ---------          ---------        ---------

Costs and expenses:
   Cost of sales                                 1,172,444           953,132          3,277,633        3,377,742
   Selling and administrative                      728,168           772,523          2,248,916        2,125,361
   Management fees, CECO
     Environmental Corp.                            60,000            60,000            180,000          180,000
   Depreciation and amortization                    99,000            89,025            278,318          267,075
                                               -----------       -----------         ----------       ----------

                                                 2,059,612         1,874,680          5,984,867        5,950,178
                                                 ---------         ---------          ---------        ---------


Income (loss) from operations                      135,508      (    247,255)           235,350     (    486,219)


Interest expense                             (      34,390)     (     48,309)      (    118,440)    (    126,678)
                                               -----------       -----------         ----------       ----------


Income (loss) before provision
   (credit) for income taxes                       101,118      (    295,564)           116,910     (    612,897)


Provision (credit) for income taxes                 44,192      (     79,643)            52,192     (    186,330)
                                               -----------       -----------        -----------       ----------


Net income (loss)                             $     56,926      ($   215,921)      $     64,718     ($   426,567)
                                               ===========        ==========        ===========       ==========


Net income (loss) per share *                 $        .01      ($       .03)      $        .01     ($       .06)
                                              ============       ===========        ===========       ===========



* Based on weighted average shares outstanding of 6,867,667 for each period.







See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------




                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    1996               1995
                                                                                   --------            -------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                               $ 64,718       (   $426,567)
   Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
     Depreciation and amortization                                                  278,318            267,075
     (Increase) decrease in operating assets:
       Accounts receivable                                                          469,975            392,611
       Inventories                                                             (     24,980)      (     48,580)
       Prepaid expenses and other current assets                               (     62,906)      (     14,663)
       Recoverable income taxes                                                       -           (    184,750)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                   (    386,714)      (    375,243)
       Accrued income taxes                                                          73,261       (     89,368)
                                                                                   --------            -------

                Net cash provided by (used in) operating activities                 411,672       (    479,485)
                                                                                    -------            -------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                   (     72,503)      (    138,220)
   Advance to officer                                                          (     25,200)             -
                                                                                   --------            -------

                Net cash (used in) investing activities                        (     97,703)      (    138,220)
                                                                                   --------            -------

Cash flows from financing activities:
   Net borrowings (repayment) of short-term obligations                        (    150,000)           650,000
   Repayments of long-term debt                                                (    175,056)      (    129,704)
                                                                                    -------            -------

                Net cash provided by (used in) financing activities            (    325,056)           520,296
                                                                                    -------            -------

Net (decrease) in cash                                                         (     11,087)      (     97,409)

Cash at beginning of period                                                         184,248            177,449
                                                                                    -------            -------

Cash at end of period                                                              $173,161          $  80,040
                                                                                    =======           ========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                        $118,441           $126,695
                                                                                    -------            -------
   Income taxes                                                                    $ 23,800           $ 21,480
                                                                                   --------           --------



See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information as of and for the three-month and nine-month periods ended September 30, 1996 and 1995 which is included herein. Their report on such review accompanies this filing.


3.       Inventories consisted of the following:


                                           SEPTEMBER 30,          DECEMBER 31,
                                              1996                    1995
                                          -------------          ------------

         Raw materials                       $548,262                $514,489
         Work-in-process                        6,686                   -
         Finished goods                       124,858                 140,337
                                              -------                 -------

                                             $679,806                $654,826
                                              =======                 =======




4.       Related Party Transactions

         Management Fees

         The Company incurred management fees amounting to $180,000 during the nine-month period ended September 30, 1996, pursuant to an agreement between the Company and CECO Environmental Corp. ("CEC"), the majority shareholder of the Company. Under such agreement, effective July 1, 1994, CEC provides management and financial consulting services to the Company in exchange for a management fee.

                               CECO FILTERS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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


Results of Operations

The following table sets forth income line items shown on the condensed consolidated statement of operations, as a percentage of net sales, for the periods indicated. This table should be read in conjunction with the condensed consolidated financial statements and notes thereto.


                                                                  THREE MONTHS            NINE MONTHS
                                                                      ENDED                   ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                               1996         1995        1996         1995
                                                              -----        -----       -----        -----
Net sales                                                     100.0%       100.0%      100.0%       100.0%
                                                              -----        -----       -----        -----

Cost and expenses:
  Cost of sales                                                 53.4         58.5        52.7         61.8
  Selling and administrative                                    33.2         47.5        36.1         38.9
  Management fees, CECO Environmental Corp.                      2.7          3.7         2.9          3.3
  Depreciation and amortization                                  4.5          5.5         4.5          4.9
                                                              ------      -------      ------       ------
                                                                93.8        115.2        96.2        108.9
                                                               -----        -----       -----        -----

Income (loss) from operations                                    6.2       ( 15.2)        3.8      (   8.9)
Interest expense                                             (   1.6)      (  3.0)    (   1.9)     (   2.3)
                                                               -----        -----       -----        -----

Income (loss) before provision (credit)
  for income taxes                                               4.6       ( 18.2)        1.9      (  11.2)
Provision (credit) for income taxes                              2.0       (  4.9)         .9      (   3.4)
                                                               -----        -----       -----        -----

Net income (loss)                                               2.6%      ( 13.3%)       1.0%      (   7.8%)
                                                               =====        =====      ======       ======


                               CECO FILTERS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Results of Operations - Continued

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

Sales were approximately $6.2 million and $5.4 million for the nine-month periods ended September 30, 1996 and 1995, respectively, an increase of 13.8%. The increase in sales from 1995 to 1996 resulted primarily from an increase in sales orders, particularly new orders, which is a result of the implementation of a target marketing approach, focusing the Company's efforts on opportunities in markets that are ready for its specialized systems and services.

The Company's backlog of orders at September 30, 1996 was approximately $5.8 million as compared to approximately $4.6 million at September 30, 1995, an increase of $1.2 million or 26.1%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenue in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control. The Company's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and the Company's dependence on the efforts of middle men to sell a significant portion of its product.

The Company's overall cost of sales decreased as a percentage of sales for the nine months ended September 30, 1996 (52.7%) compared to the nine months ended September 30, 1995 (61.8%). The decrease can be attributed to lower material costs, as well as lower costs incurred to service the Company's products. The Company continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The Company's selling and administrative expenses amounted to $2,248,916 for the nine-month period ended September 30, 1996 compared to $2,125,361 for the nine-month period ended September 30, 1995, representing an increase of 5.8%. A substantial portion of the selling and administrative expenses are fixed in nature, as the largest variable expense in this category relates to sales commissions which amounted to approximately 3% of net sales in each period.

During 1994, the Company entered into a management and consulting agreement with CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. The terms of the agreement require payment of monthly fees of $20,000 from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies, marketing, strategic and financial planning, mergers, acquisitions and related matters. The Company incurred management fees to CEC of $180,000 during each of the nine-month periods ended September 30, 1996 and 1995.

Interest expense decreased by $8,238, or 6.5%, during the nine-month period ended September 30, 1996, when compared to the same period in 1995. The decrease in interest expense can be attributed to a reduced utilization of the bank line of credit during the nine months ended September 30, 1996 compared to the previous year.

                               CECO FILTERS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Results of Operations - Continued

The Company earned pre-tax income of $116,910 for the nine-month period ended September 30, 1996 as compared to a pre-tax loss of $612,897 for the nine-month period ended September 30, 1995. This change is attributed principally to the increase in sales, as well as the increase in gross margins for the nine-month period ended September 30, 1996 compared with the same period in 1995.

The provision for federal and state income taxes for the nine-month period ended September 30, 1996 amounted to $52,192 compared to a credit for federal and state income taxes of $186,330 for the nine-month period ended September 30, 1995.

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

Sales were approximately $2.2 million and $1.6 million for the three-month periods ended September 30, 1996 and September 30, 1995, respectively, an increase of 34.9%. The increase in sales occurred primarily as a result of an increase in new sales orders attributable to the Company's specialized target marketing approach.

The Company's overall cost of sales decreased as a percentage of sales for the three months ended September 30, 1996 (53.4%) compared to the three months ended September 30, 1995 (58.5%). The decrease can be attributed to lower raw material costs, as well as lower costs incurred to service the Company's products. The Company continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The Company's selling and administrative expenses amounted to $728,168 for the three-month period ended September 30, 1996 compared to $772,523 for the three-month period ended September 30, 1995, representing a decrease of $44,355 or 6%. The Company's selling and administrative expenses have declined for each of the last three quarterly periods as management continues to focus on its target marketing approach instituted during the latter part of 1995.

Interest expense decreased during the three-month period ended September 30, 1996, when compared to the same period in 1995, as a result of reduced utilization of the bank line of credit.

The Company earned pre-tax income of $101,118 for the three-month period ended September 30, 1996 compared to pre-tax loss of $295,564 for the three-month period ended September 30, 1995. This change is attributed principally to the increase in sales and lower overall costs for the three-month period ended September 30, 1996 with the comparable period of 1995.

The provision for federal and state income taxes for the three-month period ended September 30, 1996 amounted to $44,192 compared to a credit for federal and state income taxes of $79,643 for the three-month period ended September 30, 1995.

                               CECO FILTERS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources

The Company's consolidated cash position on September 30, 1996 compared to December 31, 1995 was approximately the same. The Company maintains a $1,250,000 line of credit with a commercial bank of which $700,000 was outstanding as of September 30, 1996 compared to $850,000 at December 31, 1995. The credit facility is available for working capital needs, investment activities and other general corporate needs.

The Company's current ratio increased from 1.3 on December 31, 1995 to 1.5 on September 30, 1996.

Expenditures for property and equipment and intangible assets amounted to $72,503 for the nine months ended September 30, 1996 compared to $138,220 for the nine-month period ended September 30, 1995. The Company intends to continue to invest in capital equipment to support continued growth.

The Company believes that the existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs in the short term. As the Company's business continues to grow in the long term, additional working capital funds may be required and to the extent these additional funds are not generated by operations, the Company may attempt to access the debt or equity markets.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
CECO Filters, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of CECO Filters, Inc. as of September 30, 1996 and 1995 and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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





                                                    Certified Public Accountants


Bala Cynwyd, PA
October 10, 1996

                               CECO FILTERS, INC.

                                    SIGNATURE
--------------------------------------------------------------------------------










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






                                                       CECO FILTERS, INC.
                                                -------------------------------
                                                         (REGISTRANT)

DATE ______________________________


                                                _______________________________
                                                   STEVEN I. TAUB, PRESIDENT



 11