Form 10KSB
period 1996-12-31
CECO FILTERS INC
filed 1997-03-31
CIK 811037

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                          Commission File No. 0-17804
December 31, 1996

                               CECO Filters, Inc.
                               ------------------
                 (Name of small business issuer in its charter)

            Delaware                                            23-2399315
            --------                                            ----------
(State or other jurisdiction of                          (IRS Employer Id. No.)
incorporation or organization)

1027-29 Conshohocken Road
Conshohocken, PA                                                       19428
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:  (610) 825-6495

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      --     --
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:  $9,847,697

         Aggregate market value of the voting stock held by non-affiliates of registrant (based on average of the bid and asked price on March 10, 1997):
$1,185,575. See "Market of the Registrant's Common Stock and Related Stockholder Matters."

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,867,667 shares of common stock, par value $.001 per share, as of March 10, 1997.

Transitional Small Business Disclosure Format: Yes   ; No  X
                                                  ---     ---

                                     PART I

Item 1.           Description of Business

General

                  The Company was incorporated in Delaware on July 25, 1985, and its executive offices are located in suburban Philadelphia at 1027-29 Conshohocken Road, Conshohocken, Pennsylvania 19428-0683. The telephone number of the Company's executive offices is 610-825-6495.

                  The Company manufactures and sells filters known as fiber bed mist eliminators. The filters are used to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. The principal functions which can be performed by use of the filters are (a) the removal of damaging mists and particles (for example, in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and
(c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. The Company's filters are used by, among others, the printing, electronics and mining industries; metal refiners; manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, paper, computers, automobiles, asphalt, pharmaceutical products and chromic acid; electrical generating facilities including cogeneration facilities; and end users of pollution control products such as incinerators.

                  The Company's filters are typically cylindrical in shape. The cylinder consists of inner and outer cylindrical cages, with filter material placed in the gap between the cages (usually two inches wide). Prior to insertion in the filter, raw filter material is placed in cylindrical molds and heated in an oven. Finished filter material segments are compressed in the gap between the cages. The Company also manufactures small vessels for holding its filters.

                  The Company holds a US Patent for a device with the trade names of the N-SERT(R) and X-SERT(R) prefilter. This device is used to protect the filter's surface from becoming coated with insoluble solids. Field performance has demonstrated the effectiveness of this device. The Company also holds a patent for its N-ESTED(R) multiple-bed fiberbed TWIN-PAK(R) filter, which permits an increase in filter surface area of 60% or more, thus decreasing energy consumption and improving collection efficiency. The device also permits the user to increase the capacity of the emission generating source without an energy or major modification penalty.

                  The filters typically are mounted vertically in a closed tank with an air inlet for dirty gas and an exhaust for clean flow. The air flow is directed in such a manner that it passes through the outside of the filter to the inside core, or vice versa. After being captured in the filter, liquid particulates drain from the filter and are collected for reuse or removed, as the case may be. Solid soluble particulates can be dissolved in water or other suitable solvents and drained from the filter. Insoluble particles can be removed only by gentle brushing or washing.

                  The Company's filters range in size from 2 to 20 feet in height and are typically either 16 or 24 inches in diameter. The cages used in the Company's filter assemblies may be stainless steel, carbon steel, titanium or fiberglass mesh. The filter material used in approximately 75 percent of the Company's filters is fiberglass, which may be purchased in various grades of fiber diameter and chemical resistance depending on the specific requirements of the customer. Filter material may also be made of polyester, polypropelene or ceramic materials. The Company's filters are manufactured with different levels of efficiency in the collectibility of particulates, depending on the requirements of the customer.

                  Eventually, the filter material contained in the Company's filters will become saturated with insoluble solids or corroded and require replacement. The life of the filter material will be primarily dependent on the nature of the particles collected and the filtration atmosphere. Filter life generally ranges from 3 months to 15 years. The filters can be returned to the Company for replacement of the filter material, or can be replaced on-site by the customer. The Company sells replacement filter material segments with the trade name of SITE-PAK(R) for on-site installation by the customer and compressor kits to be used in connection with on-site replacement.

                  A significant portion of the Company's business consists of the sale of replacement filter material segments for its filters and for filters made by other manufacturers. The replacement process for filters made by other manufacturers involves modification of the cages to permit the insertion of replacement segments. Once modification of the cage and replacement of filter material has been completed by the Company, subsequent replacement of the filter material can be made on-site by the customer.

                  During 1996, the Company began implementing the results of its new design strategies by utilizing standard components customized for specific customer needs. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This breakthrough will enable the Company to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows us the flexibility to sell or rent the systems. The rental approach allows the Company to reuse the units after cleaning and repacking, resulting in a high return on capital employed.

                  The Company's filters generally range in price from $500 to $8,000, depending on the materials used in the filter and the size of the filter.

                  In March 1992, the Company acquired substantially all of the assets (and certain specific liabilities) of Air Purator Corporation, a Massachusetts corporation, through a wholly-owned subsidiary, Air Purator Corporation (formerly called A.P. Acquisition Corp.), a Delaware corporation ("APC").

                  APC is engaged in the manufacture of patented specialty needled fiberglass fabrics. Some of the fabrics are coated to permit their use in certain highly corrosive applications. The fabrics are mainly used in a particulate collection device known as a pulse jet baghouse which is fabricated by a number of companies. Before APC's fabric is placed into the baghouse, the fabric will generally be sewn into a shape resembling a tube closed at one end, called a bag. The bag is then placed in an enclosed cylindrical apparatus known as a bag holder. APC mainly sells its fabrics to the bag fabricator. Other applications include the recovery of valuable materials such as carbon black. There are many domestic and foreign fabricators that APC deals with. Products are uniformly priced for all purchasers through a published price list. APC's flagship product line is known in the field under the Huyglas(R) trade name. Huyglas is patented and is mainly used for high temperature (up to 550oF) service.

                  During 1996, APC developed a new, felted fiberglass fabric designed to compete with DuPont NomexR. A new, felted fiberglass fabric was developed by our APC subsidiary, targeted to compete with DuPont Nomex(R) and other fabrics sold for dust collection in industrial applications. This product will allow the Company to compete for a larger share of the global market for filter fabric media and will add to our established position with the Huyglas(R) trade name.

                  APC is presently engaged in the development of additional products based on its patented technology. One of its sales personnel is designated as a "Product Champion" and is vigorously pursuing various applications outside of uses traditionally associated with such fabrics. Several new products are currently being tested, but APC is unable to predict whether these efforts will result in the successful development of marketable products.

                  On October 1, 1992, the Company created a wholly-owned subsidiary, Compliance Systems International, a Delaware corporation ("CSI"), to pursue domestic and foreign environmental service markets and the sale of certain specialty equipment.

                  CSI organized the Technology Council (the "Council"), a group of independent consultants that are available to CSI to assist on CSI's behalf, CSI's industrial and commercial clients with environmental control options including waste minimization. Members of the Council are consulted by CSI when a customer hires CSI to address a problem that CSI can not resolve and which falls within such Council member's particular expertise.

                  In early 1993, CSI obtained exclusive rights to engineer, market and sell the patented Catenary Grid Scrubber(R). This device is designed for use with heat and mass transfer operations and particulate control. CSI designs complete systems centered around these devices.

                  During the fourth quarter of 1996 the Company formed a new wholly owned subsidiary in Delaware called U.S. Facilities Management Company, Inc. ("USFM"). USFM provides facilities management and emission control systems, software and outsource monitoring and/or maintenance services to help customers achieve air quality and operational goals.

                  During 1996 and 1995, two customers comprised more than 10% of total sales in each year and during 1994, one customer comprised more than 10% of total sales. Because the demand for the Company's filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond the Company's control, the Company is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

                  In the year ended December 31, 1996, the Company and its subsidiaries continued to develop additional market areas, including storage facility and turbine lube oil vent emission control and their related odor control, new dry particulate emission control and combination scrubber - fiber bed filter systems. The Company is also exploring combining its Catenary Grid Scrubber with dry collection for wet/dry system use.

                  The Company is continuing to focus its efforts on specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than the Company. Accordingly, the Company has relied on its proprietary technology to establish itself in its existing markets. The Company has established relationships, on a commission basis, with independent sales representatives in five foreign countries and continues to seek additional qualified representatives.

                  The Company has not been materially impacted by existing government regulation, nor is the Company aware of any probable government regulation that would materially affect its operations. The Company's costs in complying with environmental laws has been negligible. During 1996 and 1995, the Company estimates that $116,979 and $17,484, respectively, has been expended on research and development programs. Such costs are generally included as factors in determining the Company's pricing procedures.

Suppliers

                  The Company purchases all of its chemical grade fiberglass as needed from Schuller Corporation, which the Company believes is the only domestic supplier of such fiberglass. However, there are foreign suppliers of chemical grade fiberglass, and, based on current conditions, the Company believes that it could obtain such material from foreign suppliers on acceptable terms. The Company believes that there is sufficient supply of raw materials for the other components of its filters and does not anticipate any shortages in the near future.

                  APC purchases its raw material from a variety of sources and does not anticipate any shortages in the near future. While the Company depends upon two suppliers for certain specialty items, including glass and chemicals, the Company believes it has a good relationship with such suppliers and does not anticipate any difficulty in continuing to receive such items on terms acceptable to the Company.

Backlog

                  As of December 31, 1996 the Company's backlog of orders was approximately $3,700,000, as compared to approximately $3,100,000 on December 31, 1995.

Competition and Marketing

                  Monsanto Corporation is dominant in the fiber bed mist eliminator industry. Monsanto's financial resources are far greater than the Company's, and Monsanto can undertake much more extensive marketing and advertising programs than the Company. Certain other competitors also have greater financial resources than the Company.

                  The Company competes by stressing its exclusive products, including SITE-PAK(R) segments that permit on-site filter media replacement capability and prefilters, its patented product that protects the surface of a fiber bed filter from becoming plugged with solids, and its patented multiple-bed fiberbed filters that dramatically increase the surface area of a filter. Also, the Company believes that it is the only U.S. manufacturer of fiber bed mist eliminators whose filter material can be replaced on-site by a customer. The Company believes it is price competitive within the market for filters with similar efficiency.

                  Manufacturers of electrostatic precipitators and wet scrubbers may also be deemed to be in competition with the Company, since those devices are also effective in removing particulates from an air or another gas stream. While such devices may have higher operating costs than fiber bed mist eliminators, replacement of the component parts of such devices is rare as compared to fiber bed mist eliminators.

                  The Company's subsidiaries each face substantial competition. APC and CSI each face competition from other forms of environmental control and material recovery devices including scrubbers and electrostatic precipitators and from other filter fabric media that can also be fabricated into bags for baghouses. These fabrics and fibers include, Teflon(R), Goretex(R), woven fiberglass (both treated and non-treated), polyester, Ryton(R), Nomex(R) and several other fabrics.

                  The Company's marketing efforts have consisted of telemarketing and direct solicitation of orders from existing customers. The Company is also utilizing direct mail solicitation and selected advertising in trade journals and product guides and trade shows. The Company also utilizes sales representatives located in the United States, Canada and overseas and special Sales Directors, each focused on specific industries.

Employees

                  The Company and its subsidiaries had 47 full-time employees as of December 31, 1996. In addition, the Company utilizes the services of one full time consultant. The Company's consultant, Mr. Lazarus Thomaides, has worked with air-cleaning and filtration equipment for over thirty years. He has been involved in the design and maintenance of fiber bed mist eliminator systems at the Company (and its predecessors) and with Clermont Engineering since 1974. Mr. Thomaides has a B.S. degree in chemical engineering from Syracuse University. None of the Company's employees is currently unionized and the Company considers its relationship with its employees to be satisfactory.

Key Employee

                  The Company's operations to date have been largely dependent on the efforts of its President, Dr. Steven I. Taub. The loss to the Company of Dr. Taub would have a material adverse effect upon the operations of the Company. The Company has obtained key man life insurance in face amount of $2 million on the life of Dr. Taub in an effort to reduce, to the extent possible, the immediate adverse economic impact to its business that would occur if it were to lose the services of Dr. Taub.

Product Liability Insurance

                  As of October 1989, the Company obtained product liability insurance covering its products. The policy excludes environmental liability.

Patents

                  The Company currently holds one US patent for its N-SERT(R) and X-SERT(R) prefilters. The Company also holds a patent on its N-ESTED(R) multiple bed fiberbed filter. APC holds two patents on the Huyglas material and CSI holds an exclusive world-wide license to the patents on the Catenary Grid Scrubber and the Narrow Gap Venturi Scrubber. There is no assurance that measurable revenues will accrue to the Company or its subsidiaries as a result of their patents or licenses. However, the prefilters, multiple bed units and Huyglas material have contributed to the Company's performance during 1996.

                           Development of the Company

                  The Company was incorporated on July 25, 1985. The Company commenced operations in August 1985 when it acquired substantially all of the fixed and intangible assets and the business (but did not assume any liabilities, except with respect to bona fide purchase orders) of CECO Filters, Inc., a Pennsylvania corporation ("CECO-PA"), which was not affiliated with the Company or its founders.

                  Prior to the sale of its assets to the Company, CECO-PA was also engaged in the manufacture and sale of fiber bed mist eliminators, and many customers of CECO-PA have remained customers of the Company. CECO-PA and its predecessors were engaged in the business of manufacturing fiber bed mist eliminators for over ten years prior to the sale of certain of CECO-PA's assets to the Company in August 1985. The Company believes that neither CECO-PA nor its immediate predecessor is currently engaged in the manufacture or sale of fiber bed mist eliminators. CECO-PA and its principal shareholder covenanted not to compete with the business of the Company prior to August 1988.

Acquisition of Assets

                  Pursuant to an Agreement of Purchase and Sale of Assets dated as of March 10, 1992, the Company, through a wholly-owned subsidiary formed specifically for the purpose of effectuating the acquisition, purchased substantially all of the assets (and assumed certain specific liabilities) of Air Purator Corporation, a Massachusetts corporation specializing in the manufacture of a coated needled fiberglass fabric, used in air pollution control devices and other applications. The total purchase price was $482,826 of which $382,826 was paid by cash and the rest by a two-year promissory note in the principal amount of $100,000 with interest thereon at a rate of 10% per annum. In December 1992, the Company redeemed the note in exchange for 66,667 shares of Common Stock. APC is a Delaware corporation and is qualified to do business in Massachusetts.

                  For over 10 years prior to the transaction with APC, Air Purator Corporation was engaged in the manufacture and sale of specialty needled fabric material with the Huyglas trade name.

Creation of Subsidiaries

                  Effective October 1, 1992, the Company formed a wholly-owned subsidiary, Compliance Systems International, Inc., a Delaware corporation to pursue domestic and foreign environmental service markets. The Company's initial investment in CSI consisted only of short term working capital loans. CSI is based in San Diego and is qualified to do business in the State of California under the name CECO Systems International, Inc. CSI also has an office located at the Company's headquarters.

                  CSI acquired the exclusive patent rights to the Catenary Grid Scrubber from Mr. Kenneth Schifftner, its inventor who is also a CSI employee. These rights pertain to all market areas. Prior to this, the Catenary Grid Scrubber was engineered, marketed and sold by the Otto York Company, a subsidiary of Raytheon Corporation.

                  The Company believes that neither Air Purator Corporation nor Otto York Company is engaged in the manufacture of similar devices or products to those it acquired from them.

                  During the fourth quarter of 1996 the Company formed a new wholly owned subsidiary in Delaware called U.S. Facilities Management Company, Inc. ("USFM"). USFM provides facilities management and emission control systems, software and outsource monitoring and/or maintenance services to help customers achieve air quality and operational goals.

Investment in CECO Environmental Corp.

                  On May 26, 1993, the Company purchased 100,000 shares of CECO Environmental Corp. ("CEC") Common Stock for $2.80 per share or $280,000 in the aggregate. The market price for CEC stock closed at $4.00 per share at that date. The purchase price was paid with $160,000 in cash, with the balance due on demand, without interest. The balance was paid in full during the first quarter of 1994. On the date of purchase CEC owned approximately 52.1% of the Company's stock. CEC is a New York corporation controlled by (i) an entity controlled by the adult son of Mr. DeZwirek, of which Mr. DeZwirek disclaims beneficial ownership thereof, and (ii) an entity jointly controlled by Mr. DeZwirek and his adult son. Mr. DeZwirek shares voting and dispositive power with respect to the latter shares. On December 31, 1996, the Company authorized the issuance of 17,800 shares of the CEC stock owned by it to certain employees in lieu of cash bonuses. These shares are restricted for one year.

Item 2.           Description of Property

                  On July 3, 1991, the Company entered into an agreement to purchase a plant facility in Conshohocken, Pennsylvania. The closing for such acquisition occurred on October 28, 1991. The cost of the new facility, which includes real property and manufacturing equipment, was $1,500,000. A tax free industrial development bond in the amount of $1,200,000 issued by the Pennsylvania Economic Development Funding Authority (PEDFA) funded substantially the entire purchase price. The balance was funded on an interim basis from the Company's existing line of credit and existing cash. The Company received further funding from the Pennsylvania Industrial Development Authority (PIDA) in the form of a $405,000 loan at 3% for 15 years, the proceeds of which replaced the Company's short-term borrowings under its line of credit. The property is encumbered by a first and second mortgage to PEDFA and PIDA, respectively. On February 25, 1993 the Company refinanced its mortgage and replaced the PEDFA mortgage with a fourteen year commercial mortgage from CoreStates Bank at 8% through March 1, 1998 and thereafter at 3/4% over the Bank's prime rate.

                  As part of the acquisition of APC, the Company entered into a one year renewable lease with BTR North America, Inc. for the premises formerly occupied by APC in Taunton, Massachusetts consisting of approximately 10,000 square feet at a rental of $47,500 for the year. On March 1, 1994, the Company exercised its option to renew the lease and acquired an additional 1,500 square feet raising the annual rental to $54,625. This lease expires on

February 28 of each year and is renewable yearly upon mutual consent and APC continues to lease the premises as a tenant-at-will. APC is currently negotiating with the landlord for a lease and anticipates shortly entering into a new lease on similar terms.

                  The Company is also party to a one year renewable lease dated October 1, 1992 for approximately 475 square feet at an annual rental of $4,800.00 for office space in California used by CSI. In January 1995, the Company moved to larger quarters in the same building and now occupies 1,418 square feet at an annual rental of $13,783.

Item 3.           Legal Proceedings

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

                                     PART II

Item 5.           Market of the Registrant's Common Stock and Related
                  Stockholder Matters

                  (a) The Company's Common Stock is traded on the over-the-counter market and was listed for trading on March 22, 1990 on the Philadelphia Stock Exchange under the symbol "CEC." The following table sets forth the range of bid prices for the Common Stock as reported on the Philadelphia Stock Exchange during the periods indicated, and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer. The bid prices do not reflect prices of actual transactions.

Common Stock

                                                     High              Low
                                                     ----              ---
         1995
         ----
                  1st      Quarter                   $1.375            $0.875
                  2nd      Quarter                   $1.375            $0.75
                  3rd      Quarter                   $1.50             $0.625
                  4th      Quarter                   $1.375            $0.625

         1996
         ----
                  1st      Quarter                   $1.00             $0.75
                  2nd      Quarter                   $1.125            $1.00
                  3rd      Quarter                   $0.75             $0.50
                  4th      Quarter                   $1.00             $0.875

         1997
         ----
                  1st      Quarter*                  $1.25             $1.125

         (b) The approximate number of record holders of Common Stock as of March 10, 1997, was 485.

         (c) The Company paid no dividends in the years ended December 31, 1995 and 1996.

--------
*        From January 1, 1997 through March 10, 1997.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

1996 as Compared to 1995

Consolidated net sales increased by $1,412,388 or 16.7% from $8,435,309 in 1995 compared to $9,847,697 in 1996. Net income increased in 1996 from a loss of $71,241 or ($0.01) per share to net income of $401,025 or $0.07 per share in 1996, an improvement of $472,266. This dramatic improvement in financial performance can be attributed to:

     o Continuation of our target market strategy which allowed us to improve gross profit margins by attaining higher value for the products and services we provide. (See description of target market strategy in section titled "1995 as compared to 1994".)

     o Repositioning CECO in the marketplace to enhance how the Company is viewed by customers, competitors, employees, and shareholders. We are making good progress in identifying market segments that fit criteria for delivering exceptional value to both our customers and shareholders.

     o Redirection of our design strategies to utilize standard components customized for specific customer needs. This specialized standardization approach helped shape much of our new developments in 1996, and will become the cornerstone for improving competitiveness and profit margins over the next several years.

     o A new subsidiary was formed to implement the Company's facilities management strategy. Investment in this new activity was nearly $200,000. Market potential of this service-oriented business could greatly exceed that of the existing businesses and will be discussed subsequently.

     o Research and Development expenditures in 1996 were increased from $17,484 in 1995 to $116,979 in 1996 and resulted in the following developments:

          Two patent applications directed toward enhancing our customized standardization (CS) strategy. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This breakthrough will enable the Company to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows us the flexibility to sell or rent the systems. The rental approach allows CECO to reuse the units after cleaning and repacking, resulting in a high return on capital employed.

          A new, felted fiberglass fabric was developed by our APC subsidiary, targeted to compete with DuPont Nomex(R) and other fabrics sold for dust collection in industrial applications. This product will allow us to compete for a larger share of the global market for filter fabric media and will add to our established position with the Huyglas(R) trade name. Although marketing will be a challenge we are excited about our prospects.

The Company's order backlog as of December 31, 1996 was approximately $3.7 million as compared to $3.1 million as of December 31, 1995. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter. The success of the Company's business depends on the efficiency of our chosen strategies.

During 1996 and 1995, the Company had two customers in each year representing 14% and 10% and 15% and 10% respectively, of consolidated net sales. The Company is continuing its strategy to target more accounts with large dollar volume order potential. There can be no assurance that the Company will be successful in its attempts to increase order size or its market breadth.

The Company's cost of sales as a percentage of sales decreased by 3.4% in 1996 from 56.1% in 1995 compared to 52.7% in 1996. The decrease was due primarily to decreased raw material costs.

Selling and administrative expenses increased by $265,899 from $3,050,817 in 1995 to $3,316,716 in 1996. Approximately $200,000 of such increase was attributed to the Company's investment in the facilities management strategy described previously. The Company's selling and administrative expenses decreased by 2.5%, as a percentage of sales, from 36.2% in 1995 to 33.7% in 1996. A substantial portion of the selling and administrative expenses are fixed in nature.

The Company entered into a management and consulting agreement with CECO Environmental Corporation ("CEC") which was made as of January 1, 1994, and became effective July 1, 1994. CEC owns approximately 68% of the Company's common stock as of December 31, 1996. The terms of the agreement require monthly fees of $40,000 from July 1994 through December 1994 and $20,000 per month from January 1995 through December 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters.

The Company's depreciation and amortization expense decreased slightly from $356,634 in 1995 to $341,599 in 1996 primarily due to a decrease in equipment acquisitions in 1996.

The Company's interest expense decreased from $175,028 in 1995 to $154,837 in 1996, principally due to decreased borrowings from the Company's line of credit in 1996.

1995 As Compared to 1994

Consolidated net sales decreased by $1,812,132, or 17.7% from $10,247,441 in 1994 compared to $8,435,309 in 1995. The significant factors attributable to this decrease were the result of the following:

         In early 1995 the Company began to implement its target marketing approach in earnest. The purpose of this approach was to focus the Company's efforts on opportunities in markets that the Company judged ready for its specialized systems and services and to begin to take control of its customer base by relying less heavily on middle men uncommitted to the Company's future.

         Prior to 1995, the Company directed its sales efforts in a multitude of markets. Due to several factors, including the long service life of its products and limited sales and marketing resources, significant penetration into all the industries the Company's systems served began to limit its potential. This became the case even though the Company enjoyed substantial customer response and loyalty.

         Recognizing that the Company's core competency was its knowledge about how to solve difficult problems, it began to focus its resources in market segments that had the following characteristics: a) a definite need, b) necessary financial resources, and c) identifiably similar problems that could be solved with reasonably standard approaches. The plan, when implemented, would clearly permit the Company to become the recognized solution provider to a multiplicity of customers with nearly identical needs. The logic is that this could simplify the Company's business and allow it to provide accepted solutions to problems without re-inventing them for each customer. This specialized standardization is one of the needed ingredients for successful plan implementation.

         Another key ingredient is people that are familiar with the selected target market segments and its needs. The Company re-engineered its staff to better serve the selected market areas. This effort is nearly complete. Along with this, more engineering talent was brought into the Company to meet its commitments.

         During the transition period the Company's sales decreased but overall profitability, based on 1993 results, increased. For example, in 1993 the Company's sales were $8,634,452 compared to 1995 sales of $8,435,309 and 1993 loss from operations was $710 compared to 1995's operating income of $52,595. Although sales decreased by nearly $200,000, income rose by over $53,000.

         We believe this means that once the Company's sales begin to increase and surpass levels achieved in 1994, profitability as a percentage of sales will also increase. Unfortunately, there is no assurance of this occurring. Although the Company re-focused its efforts on more defined markets, there are competitors present in those markets with long track records and market acceptance who will hotly contest our entrance. We believe the Company's technology and systems to be superior to our competitors and our challenge is to convince our target audience of this. We are in the early stages of this process and while we are unable to predict success, we expect steady improvement despite competitive pressure.

         One very promising development is the introduction of our PEEK PERFORMANCE(TM) monitoring system. We recognized that when our customers begin to use our systems they sometimes forget about monitoring its performance. This occurs because in nearly every case, the system is so trouble free, without the need for maintenance, it becomes taken for granted. If a process upset occurs in the customer's plant or system, the effect on our system sometimes goes unnoticed for weeks or months. This may result in our system becoming unable to operate at its design conditions. When this happens, the customer must have an unplanned shutdown - this can affect plant profitability. With the use of our proprietary PEEK PERFORMANCE(TM) system, the customer can monitor all the operational aspects of our equipment. In addition, the Company also can monitor the equipment from its offices or anywhere a computer terminal is available. With this ability, we can advise our customer of a process change that may result in our system operation. We introduced this system to a limited market late in the third quarter and we now have one system on line. The software and system architecture is a Company development.

The Company markets its products in the United States and Canada with company sales personnel and with independent industrial sales representatives. The Company is constantly upgrading its sales force. The Company markets its products through magazine advertising, direct mail, telemarketing, networking, trade shows, and other channels. Sales and marketing efforts were increased in 1995 compared with 1994 and 1993 by the addition of Sales Directors. The Company also began to introduce the concept of target markets to its internal sales force. The Company plans to direct its internal sales personnel toward specifically identified ripe markets and service its base businesses with its customer service personnel and roving technicians.

The Company's order backlog as of March 15, 1996 was approximately $3.8 million, which was about $2.2 million higher than its order backlog as of March 15, 1995. This increase in backlog is a result of structuring and defining specific target markets and having separate Sales Directors managing these target markets. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter. The success of the Company's business depends on a multitude of factors that are out of the Company's control. The Company's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid changes in the demand for its products, decreases in the average selling price over the life of a product as competition increases, and the Company's dependence on the efforts of middle men to sell a significant portion of its products.

The Company's market scope is international. Most overseas orders are received from developed countries with some from third world countries. The Company is represented by agents in five countries in addition to the United States. Orders from overseas sources increased in 1995 from 1994. Although environmental control is important to developing countries, economic needs must continue to be met and therefore, environmental needs are sometimes placed second to economic growth. We believe that the Company will continue to experience this decision making process for many years, thereby making it difficult to reasonably predict overseas growth rates for our products.

The Company had two customers representing 15% and 10% of sales respectively in 1995 compared to one customer representing 15% of sales in 1994. The Company is continuing its strategy to target more accounts with large dollar volume order potential. There can be no assurance that the Company will be successful in its attempts to increase order size or its market breadth.

The Company's cost of sales as a percentage of sales was relatively stable at 56.1% in 1995 compared to 55.9% in 1994. During 1995, permanent direct and indirect labor decreased by 16.1% (from $823,151 in 1994 to $690,990 in 1995) while sales decreased by 17.7% from 1994 to 1995.

The Company's selling and administrative expenses decreased from $3,190,216 in 1994 to $3,050,817 in 1995. A substantial portion of the selling and administrative expenses are fixed in nature as the largest variable expense in this category relates to sales commissions which amounted to approximately 3% of net sales in each year.

The Company entered into a management and consulting agreement with CECO Environmental Corporation ("CEC") which was made as of January 1, 1994, and became effective July 1, 1994. CEC owned approximately 63% of the Company's common stock as of December 31, 1995. The terms of the agreement require monthly fees of $40,000 from July 1994 through December 1994 and $20,000 per month from January 1995 through December 1998 in exchange for management and financial consulting services involving corporate policies, marketing, strategic and financial planning, mergers, acquisitions and related matters.

The Company's depreciation and amortization expense increased by $24,444 from $332,190 in 1994 to $356,634 in 1995 principally due to the addition of equipment in 1995.

The Company's interest expense increased slightly from $173,034 in 1994 to $175,028 in 1995.

Liquidity and Capital Resources

The Company's cash position increased from $184,248 on December 31, 1995 to $374,186 on December 31, 1996. This net increase of $189,938 is attributed principally to the generation of cash from operating activities of $958,433 during 1996 as compared to the usage of $234,002 for operating activities in 1995. This cash generation is the result of the substantial increase in net income. A portion of this increase was offset by repayments of short and long term debt.

The Company maintains a $1,250,000 line of credit with a commercial bank of which $400,000 was outstanding as of December 31, 1996. This credit facility is available for working capital needs, investment activities and other general corporate needs.

Expenditures for property and equipment amounted to $78,720 for the year ended December 31, 1996, such expenditures relating to computer hardware and software upgrades, manufacturing equipment upgrades and building renovations. The Company intends to continue to invest in fixed assets to support continued growth.

Management believes that funds expected to be generated from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund the Company's anticipated working capital and other cash needs during 1997.

Item 7.            Financial Statements

                  The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                  The Directors and Executive Officers of the Company are as follows:

Name                   Age                  Position
----                   ---                  --------
Phillip DeZwirek       59                 Chairman of the Board, Vice
                                          President and Director

Steven I. Taub         54                 President, Chief Executive
                                          Officer, Treasurer and
                                          Director

                  All officers and directors hold office for a period of one year or until their successors are elected and have qualified. Dr. Taub is the only executive officer of the Company who is employed on a full time basis. Mr. DeZwirek devotes substantially all of his working time to Company matters and plays a supervisory role in the administrative and financial affairs of the Company.

                  Mr. DeZwirek has been Chairman of the Board, Vice President and a Director of the Company since its inception and has engaged in private investment activities for more than five years. He has been Chairman of the Board of CEC since 1979. Mr. DeZwirek is the Chairman and a director of Digital Fusion Multimedia Corp. (formerly, Akers Medical Technology, Ltd.), a Canadian corporation manufacturing interactive CD ROM products.

                  Dr. Taub, the chief executive officer of the Company, has been President, Treasurer and a Director of the Company since its inception. From June 1978 through October 1984 he was Vice President and a Director of Stablex Corporation, a company engaged in waste disposal, in which capacity he managed that corporation's engineering and technical services departments. In addition, from April 1981 through October 1984, he was President of Stablex - Reutter, Inc., a subsidiary of Stablex Corporation which operated an analytical testing laboratory and provided hazardous waste consulting. Dr. Taub received a Ph.D. in chemical engineering from Carnegie-Mellon University in 1971.

                  During the fiscal year ended December 31, 1996, Dr. Taub did not timely file one report regarding the receipt of stock options.

Item 10.          Executive Compensation

                  The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1996 and the two previous years (the "Named Executive Officer"). There were no other executive officers of the Company who received compensation in excess of $100,000 for 1996.

SUMMARY COMPENSATION TABLE

                                                Annual Compensation                   Long Term Compensation
                                        --------------------------------------        ----------------------
Name/Principal Position                 Year          Salary            Other*              Options (#)
-----------------------                 ----          ------            ------        ----------------------
Steven I. Taub, Ph.D./                  1996         $200,000          $35,800                30,000
 President and Chief                    1995         $200,000          $36,200                75,000
 Executive Officer                      1994         $200,000          $20,399                75,000



                  The following tables set forth information with respect to the Named Executive Officer concerning exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

OPTION/SAR GRANTS FOR THE YEAR
ENDED DECEMBER 31, 1996:

                               Number of          % of Total
                              Securities         Options/SARs
                              Underlying          Granted to
                             Options/SARs        Employees in        Exercise or           Expiration
Name                          Granted (#)        Fiscal Year         Base ($/SH)              Date
----                         ------------        ------------        -----------              ----
Steven I. Taub, Ph.D           30,000(2)             37.08%              $1.10            December 31, 2001

AGGREGATED OPTION/SAR EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1996 AND OPTION/SAR VALUES AS OF DECEMBER 31, 1996:

                                                                Number of Securities
                                                               Underlying Unexercised                   Value of Unexercised
                                                                     Options/SARs                   In-the-Money Options/SARs at
                         Shares                               at December 31, 1996 (#)                December 31, 1996 ($)
                      Acquired on          Value              -------------------------             ----------------------------
Name                  Exercise (#)      Realized ($)          Exercisable Unexercisable              Exercisable Unexercisable
----                  ------------      ------------          ----------- -------------             -------------- -------------
Steven I. Taub, Ph.D.      0                0                   295,000      30,000                    $ 5,625         0


                  Dr. Taub is presently negotiating a new employment agreement with the Company. Dr. Taub's previous employment agreement with the Company expired in 1990 and Dr. Taub has worked in the interim without an agreement.

--------
* Includes $7,000 as a car allowance and the balance as an IRA contribution and insurance premiums.

(2) Not exercisable for one year from date of grant.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

                  The following table sets forth certain information concerning ownership of the Common Stock of the Company (the only outstanding class of securities) as of March 15, 1997, by (a) each stockholder known by the Company to own beneficially more than five percent of the Common Stock, (b) each director of the Company, (c) each Named Executive Officer and (d) all directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

Name and                           Shares of Common            Percent
 Address                             Stock Owned               of Class
--------                           ----------------            --------
Philip DeZwirek
Jason L. DeZwirek
CECO Environmental
Corp. (formerly API
Enterprises, Inc.) (1)
111 Elizabeth St.-6th Fl.
Toronto, Ontario M5G lP7
Canada                              4,641,730                 67.58% (2)

Steven I. Taub
CECO Filters, Inc.
1027-29 Conshohocken Road
Conshohocken, PA 19428-0683         1,568,668 (3)             21.90% (4)

All executive officers
and directors as a
group (2 people)                    6,210,398 (3)             86.71% (4)

------------------------------

(1) CECO Environmental Corp. ("CEC"), a public company, owns approximately 68% of the Company. Mr. DeZwirek and his adult son, Jason, each own 50% of an entity that owns 19% of CEC and Jason DeZwirek owns 100% of an entity that owns 22.7% of CEC. Mr. DeZwirek shares voting and dispositive power with respect to the shares of the first entity and disclaims beneficial ownership with respect to the shares of the second entity.

(2) Based on 6,867,667 shares of Common Stock outstanding as of March 15, 1997.

(3)      Includes 295,000 currently exercisable Stock Options held by
         Dr. Taub.

(4) Based on 6,867,667 shares of Common Stock outstanding as of March 15, 1997 and 295,000 currently exercisable Stock Options held by Dr. Taub.

Item 12.          Certain Relationships and Related Transactions

                  Reference is made to "Business - Development of the Company" for a description of certain transactions among the Company and its officers, directors and principal stockholders.

                  As of January 1, 1994, the Company entered into a five year Consulting Agreement with CEC pursuant to which CEC will provide management and financial consulting services to the Company for an annual fee of $240,000.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Incorporated by reference to the Company's
                  Registration Statement on Form S-18 declared effective by the Securities and Exchange Commission on August 12, 1987.

                  3.1   Certificate of Incorporation filed July
                        25, 1985

                  3.2 Certificate of Amendment of Certificate of Incorporation filed April 14, 1986 and
                        July 29, 1987

                  3.3   By-Laws

                  4.1 Form of Warrant to be issued to broker-dealers and dealers in securities

                  4.2   1987 CECO Filters, Inc. Key Employees and
                        Key Personnel Stock Option Plan

                  Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1989.

                  3.21  Certificate of Stock Designation filed May
                        15, 1989

                  3.22  Certificate of Stock Designation filed
                        September 29, 1989

                  Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1990.

                  4.3    CECO Filters, Inc. Savings and Retirement Plan

                  10.13 Stock Purchase Agreement dated as of March 27, 1991 between the Company and Michael Edge

                  Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1991.

                  10.14    Agreement of Sale dated July 2, 1991
                           between the Company and Bassett
                           Properties, Inc.

                  10.14.1  Addendum to Agreement of Sale dated July 14, 1991

                  10.14.2  Second Addendum to Agreement of Sale dated
                           July 23, 1991

                  10.15    Loan Agreement dated September 1, 1991
                           between the Company and Philadelphia
                           Economic Development Financing Authority

                  10.16 Reimbursement Agreement dated September 1, 1991 between the Company and Philadelphia National Bank

                  10.17    Mortgage dated October 28, 1991 by the
                           Company and the Montgomery County
                           Industrial Development Corporation
                           ("MCIDC")

                  10.18    Mortgage dated October 28, 1991 by the
                           Company and MCIDC

                  10.19 Installment Sale Agreement dated October 28, 1991 between the Company and MCIDC

                  10.20 Acquisition Agreement dated October 28, 1991 between the Company and MCIDC

                  10.21 Lease dated as of March 10, 1992 between the Company and BTR North America, Inc.

                  10.22 Agreement of Purchase and Sale of Assets dated as of March 10, 1992 by and among A.P. Acquisition Corp., the Company, Air Purator Corporation and Vericon Corporation

                  Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1992.

                  10.23    Stock Purchase Agreement dated as of
                           December 23, 1991, between the Company,
                           Steven I. Taub, Introtech Investments,
                           Inc. and Trio Growth Trust

                  10.24 Promissory Note from Steven I. Taub to the Company in the amount of $83,334

                  22       List of Subsidiaries

                  Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended
                  December 31, 1993.

                  10.25 Commercial Promissory Note dated February 25, 1993 between the Company and Corestates Bank, N.A.

                  10.26   Commercial-Industrial Mortgage dated
                          February 25, 1993 between the Company
                          and Corestates Bank, N.A.

                  Incorporated by reference from the Company's
                  Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994.

                  10.1   Consulting Agreement dated as of January
                         1, 1994 between the Company and CEC.

                  The following exhibit is included herewith:

                  22    List of Subsidiaries

                  (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the last quarter of 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CECO Filters, Inc.

                              By:/s/STEVEN I. TAUB
                                 -----------------------------
                                 Steven I. Taub
                                 President

                              Dated: March 25, 1997

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                 /s/STEVEN I. TAUB
                                 -----------------------------
                                 Steven I. Taub
                                 Principal Executive,
                                 Financial and Accounting Officer,
                                 President, Treasurer, Director

                                 Dated: March 25, 1997

                                 /s/PHILLIP DEZWIREK
                                 -----------------------------
                                 Phillip DeZwirek
                                 Chairman of the Board,
                                 Vice President, Director

                                 Dated: March 25, 1997

                               CECO FILTERS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1996 AND 1995

                               CECO FILTERS, INC.

                                TABLE OF CONTENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------

                                                                PAGE
                                                               NUMBER
                                                               ------
Independent Auditor's Report                                      2

Consolidated Financial Statements:

   Balance sheet                                                  3
   Operations                                                     4
   Shareholders' equity                                           5
   Cash flows                                                     6
   Notes to financial statements                               7 to 14

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
CECO Filters, Inc.
Conshohocken, Pennsylvania

We have audited the accompanying consolidated balance sheet of CECO Filters, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CECO Filters, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                               Margolis & Company P.C.

                                               Certified Public Accountants

Bala Cynwyd, PA
January 21, 1997

                               CECO FILTERS, INC.

                           CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------

                                                            DECEMBER 31,
                                                          1996          1995
                                                         ------        ------
                                     ASSETS

Current assets:
   Cash                                                 $  374,186    $  184,248
   Accounts receivable                                   2,077,045     1,856,541
   Inventories                                             565,371       654,826
   Prepaid expenses and other current assets                40,439        54,211
   Deferred income taxes                                    58,735        20,889
                                                        ----------    ----------

            Total current assets                         3,115,776     2,770,715

Property and equipment, net                              1,782,087     1,995,592
Intangible assets, at cost, net                             88,144        97,830
Investment in CECO Environmental Corp., at cost            230,000       280,000
                                                        ----------    ----------

            Total assets                                $5,216,007    $5,144,137
                                                        ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term obligations                              $   400,000   $   850,000
   Current portion of long-term debt                        83,100       173,393
   Current portion of capital lease obligation               6,043         4,838
   Accounts payable and accrued expenses                 1,205,795     1,131,206
   Accrued income taxes                                    276,976        10,745
                                                        ----------   -----------

            Total current liabilities                    1,971,914     2,170,182

Long-term debt, less current portion                     1,132,869     1,238,795

Capital lease obligation, less current portion               9,882        14,955

Deferred income taxes                                        -            19,888
                                                        ----------    ----------

            Total liabilities                            3,114,665     3,443,820
                                                        ----------    ----------

Shareholders' equity:

   Common stock, $.001 par value; 20,000,000
     shares authorized, 6,867,667 shares issued
     and outstanding                                         6,868         6,868
   Capital in excess of par value                          915,984       915,984
   Retained earnings                                     1,178,490       777,465
                                                         ---------    ----------

            Total shareholders' equity                   2,101,342     1,700,317
                                                         ---------     ---------

            Total liabilities and shareholders' equity  $5,216,007    $5,144,137
                                                         =========     =========



The notes to consolidated financial statements are an integral part of the above statement.

                               CECO FILTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                      1996             1995
                                                     ------           ------

Net sales                                          $9,847,697       $8,435,309
                                                   ----------       ----------


Costs and expenses:
   Cost of sales                                    5,187,732        4,735,263
   Selling and administrative                       3,316,716        3,050,817
   Management fees - CECO Environmental Corp.         240,000          240,000
   Depreciation and amortization                      341,599          356,634
                                                   ----------       ----------

                                                    9,086,047        8,382,714
                                                   ----------       ----------
Income from operations                                761,650           52,595


Interest expense                                   (  154,837)     (   175,028)
                                                   ----------       ----------


Income (loss) before income taxes                     606,813      (   122,433)


Income taxes (credit)                                 205,788      (    51,192)
                                                   ----------       ----------


Net income (loss)                                  $  401,025      ($   71,241)
                                                   ==========      ===========


Net income (loss) per share*                       $      .06     ($       .01)
                                                   ==========     ============




*Based on weighted average shares outstanding of 6,867,667

The notes to consolidated financial statements are an integral part of the above statement.

                               CECO FILTERS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------


                                           COMMON STOCK           CAPITAL IN
                                     -----------------------       EXCESS OF        RETAINED
                                     SHARES           AMOUNT       PAR VALUE        EARNINGS           TOTAL
                                     ------           ------      ----------        --------           -----
Balance,
   December 31, 1994                 6,867,667        $6,868         $915,984      $   848,706       $1,771,558


Net loss                                                                          (     71,241)     (    71,241)
                                     ---------        -------        ---------     -----------       ----------

Balance,
   December 31, 1995                 6,867,667         6,868          915,984          777,465        1,700,317


Net income                                                                             401,025          401,025
                                     ---------        -------        ---------     -----------       ----------


Balance,
   December 31, 1996                 6,867,667        $6,868         $915,984       $1,178,490       $2,101,342
                                     =========        ======         ========       ==========       ==========


The notes to consolidated financial statements are an integral part of the above statement.

                               CECO FILTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                   1996            1995
                                                                                  ------          ------
                                             INCREASE (DECREASE) IN CASH

Cash flows from operating activities
   Net income (loss)                                                             $401,025        ($ 71,241)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                341,599          356,634
     Deferred income taxes                                                      (  57,734)      (   37,672)
     Distribution of 17,800 shares of CECO
        Environmental Corp. common stock as
        employee bonuses in lieu of cash                                           50,000            -
     (Increase) decrease in operating assets:
        Accounts receivable                                                     ( 220,504)      (  340,301)
        Inventories                                                                89,455       (  249,818)
        Prepaid expenses and other current assets                                  13,772       (    5,612)
     Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                      74,589          215,315
        Accrued income taxes                                                      266,231       (  101,307)
                                                                                ---------       ----------

           Net cash provided by (used in) operating activities                    958,433       (  234,002)
                                                                                ---------       ----------

Cash flows from investing activities:
   Additions to property and equipment                                          (  78,720)      (  168,059)
   Acquisitions of intangible assets                                            (  39,688)      (   16,870)
                                                                                ---------       ----------

           Net cash (used in) investing activities                              ( 118,408)      (  184,929)
                                                                                ---------       ----------

Cash flows from financing activities:
   Net borrowings (repayments) - short-term obligations                         ( 450,000)         600,000
   Repayments of long-term debt                                                 ( 200,087)      (  174,270)
                                                                                ---------       ----------

           Net cash provided by (used in) financing activities                  ( 650,087)         425,730
                                                                                ---------       ----------

Net increase in cash                                                              189,938            6,799

Cash at beginning of year                                                         184,248          177,449
                                                                                ---------       ----------

Cash at end of year                                                              $374,186         $184,248
                                                                                =========       ==========

                               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                                                      $158,430         $171,435
                                                                                ---------       ----------
   Income taxes                                                                 $  23,861         $106,002
                                                                                ---------       ----------

                       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment under capital lease                                    $   -             $ 19,793
                                                                                =========       ==========

The notes to consolidated financial statements are an integral part of the above statement.

                               CECO FILTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of business - CECO Filters, Inc. (the "Company") was incorporated on July 25, 1985 in the State of Delaware. The principal business of the Company is the manufacture and sale, primarily in the United States, of fiber bed mist eliminators to the chemical, printing, plating, power generation, food processing, waste incineration and textile industries.

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

         Use of estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories and revenue recognition - Inventories are valued at cost using the first-in, first-out (FIFO) method which does not exceed market. Revenue is recognized upon shipment of completed products.

         Property and equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation, for financial reporting purposes, is computed on the straight-line method based on the estimated useful lives of the assets (5-39 years).

         Intangible assets - Goodwill is being amortized on a straight-line basis over 40 years. The Company's policy is to continually monitor the recoverability of goodwill using a fair value approach. Intangible assets are being amortized on a straight-line basis over their estimated useful lives which range from 5 to 17 years.

         Investment in CECO Environmental Corp. - The Company's investment in 100,000 shares of restricted common stock of CECO Environmental Corp. is accounted for at cost. During December, 1996, the Company authorized the issuance of 17,800 shares of such stock to certain employees in lieu of cash bonuses. Employees are restricted from selling this stock until one year from issuance.

         Advertising costs - Advertising costs are charged to operations in the year incurred and totaled $130,762 in 1996 and $139,307 in 1995.

         Research and development - Research and development expenses are charged to costs as incurred. The amounts charged were $116,979 and $17,484 for the years ended December 31, 1996 and 1995, respectively.

         Per share data - Per share data is computed using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes outstanding options and warrants (common stock equivalents) and is determined using the treasury stock method. The weighted average number of common shares for each year was 6,867,667.

                               CECO FILTERS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

1.       Nature of Business and Summary of Significant Accounting Policies -
         Continued

         Stock option plan - In October, 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 permits companies to choose between a "fair value based method of accounting" for employee stock options or to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has chosen to continue to use the APB 25 method. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. The Company did not incur any compensation expense related to its stock option plan during 1996 and 1995.

         Entities electing to remain with this method must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied to all awards granted in fiscal years beginning after December 15, 1994. The Company has not presented the pro forma disclosures required by SFAS 123 since the impact on the Company's financial statements for the periods presented was deminimis.

2.       Financial Instruments

         Fair value of financial instruments:

                                                          1996                                1995
                                              ---------------------------         ----------------------------
                                                CARRYING          FAIR            CARRYING            FAIR
                                                 AMOUNT           VALUE            AMOUNT             VALUE
                                                --------         -------          --------           -------
        Financial assets:
          Cash                                 $  374,186      $  374,186        $  184,248        $  184,248

        Financial liabilities:
          Short-term obligations               $  400,000      $  400,000        $  850,000        $  850,000
          Long-term debt                       $1,215,969      $1,140,611        $1,412,188        $1,392,349

        The fair values of cash and short-term obligations are assumed to be equal to their reported carrying amounts based on their close proximity to maturity.

        Valuations for long-term debt are determined based on future payments discounted at current interest rates for similar obligations.

                               CECO FILTERS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

2.      Financial Instruments - Continued

        Concentrations of credit risk:

        Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers.

3.      Inventories

                                                   1996            1995
                                                  ------          ------

        Raw material                             $410,949        $514,489
        Finished goods                            154,422         140,337
                                                  -------         -------

                                                 $565,371        $654,826
                                                  =======         =======
4.      Property and Equipment

                                                   1996            1995
                                                  ------         -------

        Land                                   $  137,342      $  137,342
        Building and improvements               1,670,631       1,662,908
        Machinery and equipment                 1,527,655       1,464,500
                                                ---------       ---------
                                                3,335,628       3,264,750

        Less accumulated depreciation           1,553,541       1,269,158
                                                ---------       ---------

                                               $1,782,087      $1,995,592
                                                =========       =========

        Depreciation expense was $292,225 and $306,338 for 1996 and 1995, respectively.

        Machinery and equipment at December 31, 1996 and 1995 included equipment acquired under a capital lease with a cost of $19,793 and accumulated depreciation of $7,918 and $3,959, respectively.

5.      Intangible Assets

                                                 1996            1995
                                                ------          ------

        Customer lists                         $  81,500        $ 81,500
        Non-compete agreement                     62,500          62,500
        Patents                                  117,094          77,406
        Goodwill                                  52,113          52,113
                                                --------        --------
                                                 313,207         273,519

        Less accumulated amortization            225,063         175,689
                                                 -------         -------

                                               $  88,144       $  97,830
                                                ========        ========

        Amortization expense was $49,374 and $50,296 for 1996 and 1995, respectively.

                               CECO FILTERS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

6.       Debt

                                                                                         1996           1995
                                                                                        ------        -------
         Short-term obligations

         Note payable, bank, under line of credit. The Company has a line of credit with a bank permitting borrowings of up to $1,250,000 with interest at the prime rate plus 1/4% (effective rate of 8.5% and 8.75%
          at December 31, 1996 and 1995, respectively).  In addition to outstanding borrowings at December 31, 1996, there was also a
          $150,000 standby letter of credit to the Pennsylvania Industrial
          Development Authority which was outstanding.                                   $400,000       $850,000
                                                                                          =======        =======


         The Company is required to maintain compensating cash balances of 5% of the total line of credit offered, or is subject to additional fees.

         Long-term debt

         Mortgage note payable, bank, monthly installments of $10,149, including interest at 8% per annum through March 1, 1998 at which time the interest rate will be adjusted to a per annum rate equal to 3/4% in excess of the prime rate. Remaining principal will be repaid in 110
          equal monthly installments beginning April 1, 1998, plus interest.          $   907,928    $   953,818

         Pennsylvania Industrial Development Authority, payable in equal monthly installments of $2,797 including interest at 3% per annum, through
          May, 2007, collateralized by a second mortgage on land and building             296,420        324,102

         Bank note, payable in equal monthly installments of $7,000 plus interest at 3/4% in excess of the prime rate (effective rate of 9.25%
          at December 31, 1995) through March, 1996, at which time the remaining
          principal balance of $84,000 will be repaid                                       -            105,000

         Delaware Valley Industrial Resource Center, payable in equal monthly
          installments of $834 through January, 1996.  Non-interest bearing.                -                834

         Delaware Valley Industrial Resource Center, payable in equal monthly installments of $489 including interest at 3% per annum, through
          February, 1997                                                                      974          6,715

         Delaware Valley Industrial Resource Center, payable in equal monthly installments of $273 including interest at 3% per annum, through
          May, 1997                                                                         1,355          4,540
                                                                                       ----------     ----------

              Totals (carried forward)                                                 $1,206,677     $1,395,009
                                                                                       ----------     ----------

                               CECO FILTERS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------

6.       Debt - Continued

                                                                                           1996           1995
                                                                                      -----------    -----------
              Totals (brought forward)                                                 $1,206,677     $1,395,009

         Delaware Valley Industrial Resource Center, payable
          in equal monthly installments of $131 including
          interest at 3% per annum, through April, 1997                                       521          2,053

         Delaware Valley Industrial Resource Center, payable in
           equal monthly installments of $560 including interest
           at 3% per annum, through March, 1998                                             8,771         15,126
                                                                                      -----------    -----------
                                                                                        1,215,969      1,412,188
         Less current portion                                                              83,100        173,393
                                                                                      -----------    -----------

                                                                                       $1,132,869     $1,238,795
                                                                                      ===========    ===========

         Maturities of all long-term debt over the next five years are estimated as follows:

                   1997                                 $83,100
                   1998                                  79,472
                   1999                                  84,513
                   2000                                  91,762
                   2001                                  98,994


         The Company's property and equipment, accounts receivable, and inventory serve as collateral for its bank debt. The bank debt is also subject to financial covenants which require the Company to limit its leverage and maintain a minimum cash flow coverage.

7.       Capital Lease Obligation

         The Company acquired equipment under the provisions of a long-term lease.

         Future minimum lease payments under the capital lease are as follows:

                   1997                                 $  6,953
                   1998                                    6,953
                   1999                                    3,478
                                                        --------
                                                          17,384

              Less amount representing interest            1,459
              Present value of net minimum              --------
                capital lease payments                    15,925

              Less current portion                         6,043
                                                        --------
              Long-term portion                         $  9,882
                                                        ========

                               CECO FILTERS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

8.      Shareholders' Equity

        The Company maintains a stock option plan for its employees. Under the plan, options to purchase 500,000 shares of the Company's common stock may be granted at not less than 100% of the market price of the shares on the date of grant. Options are generally exercisable one year from the date of grant and expire between five and ten years of the date of grant.

        The status of the Company's stock option plan is as follows:

                                                                  1996                        1995
                                                         ----------------------       ----------------------
                                                                      WEIGHTED                      WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                                      EXERCISE                      EXERCISE
                                                          SHARES       PRICE           SHARES        PRICE
                                                         --------    ----------       --------     ---------
        Outstanding at beginning of year                  369,100      $1.14            274,800       $1.17
        Granted                                            80,900       1.04            100,500        1.07
        Forfeited                                        ( 41,400)       .97           (  6,200)       1.00
                                                          -------                      --------

        Outstanding at end of year                        408,600       1.14            369,100        1.14
                                                          =======                       =======

        Options exercisable at year end                   327,700                       268,600
                                                          =======                       =======

        Available for grant at end of year                  6,850                        87,750
                                                          =======                       =======

9.      Sales to Major Customers

        During 1996 and 1995, the Company had two customers in each year representing 14% and 10% and 15% and 10%, respectively, of consolidated net sales.

10.     Employee Benefit Plans

        The Company has a 401(k) Savings and Retirement Plan which covers substantially all employees. Under the terms of the Plan, employees can contribute between 1% and 15% of their annual compensation to the Plan. The Company matches 50% of the first 3% of employee contributions and 25% of the next 3% of employee contributions. Plan expense for the years ended December 31, 1996 and 1995 was $34,505 and $28,216, respectively.

        During 1994, the Company established a profit-sharing plan which covers substantially all employees. There were no contributions for 1996 or 1995.

                               CECO FILTERS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

11.     Rent

        The Company leases certain facilities on a year-to-year basis. The Company also has future annual minimum rental commitments under noncancelable operating leases as follows:

                     1997                              $36,596
                     1998                                7,177


        Total rent expense under all operating leases for 1996 and 1995 was $88,815 and $66,363, respectively.

12.     Income Taxes

        Income taxes (benefit) consisted of the following:

                                                        1996           1995
                                                      --------       --------
        Current:
          Federal                                     $179,030       ($37,802)
          State                                         84,492         24,282
                                                      --------         ------
                                                       263,522       ( 13,520)
        Deferred                                      ( 57,734)      ( 37,672)
                                                      --------         ------

                                                      $205,788       ($51,192)
                                                      ========        =======



        The provision (benefit) for income taxes differs from the statutory rate due to the following:

                                                        1996           1995
                                                      --------       --------

        Tax provision (benefit) at statutory rate     $206,316       ($41,627)
        Increase (decrease) in tax resulting from:
          State tax, net of federal benefit             55,765         16,026
          Surtax exemption                               -             10,629
          Change in tax versus book basis of assets ( 57,734) ( 37,672) Permanent differences between financial
            statements and tax return                    6,482          7,982
          (Over) accrual of prior years' taxes        (  9,198)      (  6,331)
          Other                                          4,157       (    199)
                                                      --------       --------

                                                      $205,788       ($51,192)
                                                      ========        =======

                               CECO FILTERS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

12.     Income Taxes - Continued

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset (liability) consisted of the following at December 31:

                                                    1996               1995
                                                   -------            -----

        Deferred tax asset:
          Inventory capitalization                 $17,414            $20,889
          Depreciation                              21,321              -
          Employee bonuses - restricted
            stock in lieu of cash                   20,000              -

        Deferred tax liability:
          Accelerated depreciation                   -               ( 19,888)
                                                   -------           --------

        Net deferred tax asset                     $58,735           $  1,001
                                                   =======           ========




13.     Related Party Transactions

        Effective January 1, 1994, the Company entered into a consulting agreement with CECO Environmental Corp. ("CEC"). CEC owns 63% of the Company's common stock as of December 31, 1996. The terms of the agreement require monthly fees of $20,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. The Company paid CEC $240,000 during each of the years ended December 31, 1996 and 1995.