Form 10QSB
period 1997-03-31
CECO FILTERS INC
filed 1997-05-14
CIK 811037

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   MARCH 31, 1997        Commission file number     0-17804
                  -----------------                              ---------------


                               CECO FILTERS, INC.
--------------------------------------------------------------------------------


               DELAWARE                                     23-2399315
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


  1027-29 CONSHOHOCKEN ROAD, CONSHOHOCKEN, PA              19428-0683
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         610-825-8585
                                                  ------------------------------

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


Class:  COMMON, PAR VALUE $.001 PER SHARE  OUTSTANDING at 3/31/97   6,867,667
        ---------------------------------

                               CECO FILTERS, INC.
                               ------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 1997
--------------------------------------------------------------------------------



                                      INDEX

Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 March 31, 1997 and December 31, 1996                              2

              Condensed consolidated statement of operations for the
                 three-month periods ended March 31, 1997 and 1996                 3

              Condensed consolidated statement of cash flows
                 for the three-month periods ended March 31, 1997 and 1996         4

              Notes to condensed consolidated financial statements                 5

              Management's discussion and analysis of the
                 financial condition and results of operations                  6 to 8

              Report on Review by Independent Accountants                          9


Signature                                                                         10


                               CECO FILTERS, INC.
                               ------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                             MARCH 31,           DECEMBER 31,
                                                                               1997                  1996
                                                                            -----------          -------------
                                     ASSETS

Current assets:
   Cash                                                                      $  346,812            $  374,186
   Accounts receivable                                                        1,271,335             2,077,045
   Inventories                                                                  597,696               565,371
   Prepaid expenses and other current assets                                     56,427                40,439
   Deferred income taxes                                                         58,735                58,735
                                                                             ----------            ----------

                Total current assets                                          2,331,005             3,115,776

Property and equipment, net                                                   1,699,709             1,782,087
Intangible assets, at cost, net                                                 103,696                88,144
Investment in CECO Environmental Corp.                                          230,000               230,000
                                                                             ----------            ----------

                                                                             $4,364,410            $5,216,007
                                                                             ==========            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term obligations                                                    $    --               $  400,000
   Current portion of long-term debt                                             80,422                83,100
   Current portion of capital lease obligation                                    6,043                 6,043
   Accounts payable and accrued expenses                                        872,368             1,205,795
   Accrued income taxes                                                          87,136               276,976
                                                                             ----------            ----------

                Total current liabilities                                     1,045,969             1,971,914

Long-term debt, less current portion                                          1,113,220             1,132,869

Capital lease obligation, less current portion                                    8,364                 9,882
                                                                             ----------            ----------

                                                                              2,167,553             3,114,665
                                                                             ----------            ----------
Shareholders' equity:
   Common stock, $.001 par value; 20,000,000
       shares authorized, 6,867,667 shares issued
       and outstanding                                                            6,868                 6,868
   Capital in excess of par value                                               915,984               915,984
   Retained earnings                                                          1,274,005             1,178,490
                                                                             ----------            ----------

                Total shareholders' equity                                    2,196,857             2,101,342
                                                                             ----------            ----------

                                                                             $4,364,410            $5,216,007
                                                                             ==========            ==========

See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               1997             1996
                                                                            ----------       ----------
Net sales                                                                   $2,540,396       $2,150,657
                                                                            ----------       ----------

Costs and expenses:
   Cost of sales                                                             1,314,871        1,140,322
   Selling and administrative                                                  878,147          787,580
   Management fees - CECO Environmental Corp.                                   60,000           60,000
   Depreciation and amortization                                                99,630           94,050
                                                                            ----------       ----------

                                                                             2,352,648        2,081,952
                                                                            ----------       ----------

Income from operations                                                         187,748           68,705

Interest expense                                                             (  28,633)       (  43,459)
                                                                            ----------       ----------

Income before provision for income taxes                                       159,115           25,246

Provision for income taxes                                                      63,600           10,000
                                                                            ----------       ----------

Net income                                                                  $   95,515       $   15,246
                                                                            ==========       ==========

Net income per share *                                                      $      .01       $      .00
                                                                            ==========      ===========

* Based on weighted average shares outstanding of 6,867,667 for each period.

See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              1997               1996
                                                                            ---------          ---------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                                $ 95,515           $ 15,246
   Adjustments to reconcile net income to net cash
        provided by operating activities:
       Depreciation and amortization                                           99,630             94,050
       (Increase) decrease in operating assets:
          Accounts receivable                                                 805,710            244,210
          Inventories                                                        ( 32,325)            83,468
          Prepaid expenses and other current assets                          ( 15,988)          ( 17,329)
       (Decrease) in operating liabilities:
          Accounts payable and accrued expenses                              (333,427)          (329,212)
          Accrued income taxes                                               (189,840)          (  2,890)
                                                                             --------           --------

                Net cash provided by operating activities                     429,275             87,543
                                                                             --------           --------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                 ( 32,804)          ( 32,296)
   Advance to officer                                                            -              ( 20,000)
                                                                             --------           --------

                Net cash (used in) investing activities                      ( 32,804)          ( 52,296)
                                                                             --------           --------

Cash flows from financing activities:
   Repayment of short-term obligations                                       (400,000)             -
   Repayments of long-term debt and capital lease obligation                 ( 23,845)          (128,930)
                                                                             --------           --------

                Net cash (used in) financing activities                      (423,845)          (128,930)
                                                                             --------           --------

Net (decrease) in cash                                                       ( 27,374)          ( 93,683)

Cash at beginning of period                                                   374,186            184,248
                                                                             --------           --------

Cash at end of period                                                        $346,812           $ 90,565
                                                                             ========           ========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                  $ 28,633           $ 43,460
                                                                             --------           --------
   Income taxes                                                              $270,040           $ 12,310
                                                                             --------           --------

See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.
                               ------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information as of and for the three-month periods ended March 31, 1997 and 1996 which is included herein. Their report on such reviews accompanies this filing.

3.       Inventories consisted of the following:

                                         March 31,             December 31,
                                           1997                    1996
                                        --------               ------------
        Raw materials                   $380,253                $410,949
        Work-in-process                   33,200                   -
        Finished goods                   184,243                 154,422
                                        --------                --------

                                        $597,696                $565,371
                                        ========                ========


4.      Related Party Transactions
        --------------------------

        Management Fees
        ---------------

        The Company incurred management fees amounting to $60,000 during each of the three-month periods ended March 31, 1997 and 1996, pursuant to an agreement between the Company and CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. CEC provides management and financial consulting services to the Company in exchange for a management fee.

                               CECO FILTERS, INC.
                               ------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

General
-------

CECO Filters, Inc. ("CECO") is comprised of the CECO Group of companies - CECO Filters, Inc., Air Purator Corporation, Compliance Systems
International, Inc., and U.S. Facilities Management Company, Inc.
(collectively referred to as "the Company") - which provide innovative solutions to air quality problems through particle and chemical control technologies and services.

CECO manufactures and markets filters known as fiber bed mist eliminators designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Air Purator Corporation ("APC") designs and manufactures high performance filter media and bags for use in high temperature pluse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. Compliance Systems International ("CSI") offers new technologies, Catenary Grid(R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. CSI also offers a complete range of air quality consulting services using a proprietary network of industry experts with years of air quality and purification system knowledge. Our newest subsidiary, U.S. Facilities Management Company, Inc. ("USFM") provides facilities management and emission control systems, software and outsourced monitoring and/or maintenance services to help customers achieve air quality and operational goals.


Results of Operations
---------------------

The following table sets forth income line items shown on the condensed consolidated statement of operations, as a percentage of net sales for the periods indicated. This table should be read in conjunction with the condensed consolidated financial statements and notes thereto.

                                                          Three Months Ended
                                                               March 31,
                                                          1997           1996
                                                         ------         -----

Revenues                                                 100.0%         100.0%
                                                         -----          -----

Cost and expenses:
  Cost of sales                                           51.8           53.0
  Selling and administrative                              34.5           36.6
  Management fees -  CECO Environmental Corp.              2.4            2.8
  Depreciation and amortization                            3.9            4.4
                                                         -----          -----
                                                          92.6           96.8
                                                         -----          -----

Income from operations                                     7.4            3.2

Interest expense                                         ( 1.1)         ( 2.0)
                                                         -----          -----

Income before provision for income taxes                   6.3            1.2
Provision for income taxes                                 2.5             .5
                                                         -----          -----

Net income                                                 3.8%            .7%
                                                         =====          =====

                               CECO FILTERS, INC.
                               ------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations - Continued
---------------------------------

Comparison of Three Months ended March 31, 1997 to Three Months ended March 31, 1996
--------------------------------------------------------------------------------

Sales were approximately $2.5 million and $2.1 million for the three months ended March 31, 1997 and 1996, respectively, an increase of 18.1%. The increase in sales from 1996 to 1997 resulted primarily from more sales orders and higher backlog at the end of 1996. APC's sales more than doubled compared to the same quarter in the previous year. Sales of our core CECO filter media benefited from contractual supply agreements in the private sector. These increases were offset by a reduction of new systems sales of CSI scrubbers and CECO mist eliminators caused by capital spending constraints in our targeted market segments.

The Company's backlog of orders at March 31, 1997 was approximately $3.9 million as compared to approximately $3.5 million at March 31, 1996. There can be no assurance that order backlog will be replicated, or increased, from quarter to quarter, or that it will translate into higher revenues in the future. The success of the Company's operating results can be significantly impacted by the introduction of new products and/or new manufacturing technologies by competitors, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and the Company's implementation of its target marketing approach.

The Company's overall cost of sales decreased as a percentage of sales for the three months ended March 31, 1997 (51.8%) compared to the three months ended March 31, 1996 (53.0%). The decrease can be attributed to decreases in raw material costs as well as reduced costs incurred to service the Company's products.

The Company's selling and administrative expenses amounted to $878,147 for the three-month period ended March 31, 1997 compared to $787,580 for the three-month period ended March 31, 1996, representing an increase of $90,567, or 11.5%. A substantial portion of the selling and administrative expenses are fixed in nature. However, sales and customer service positions were increased as part of the Company's overall restructuring to strengthen marketing approach and accommodate anticipated growth. In addition, a portion of this increase in selling and administrative expenses resulted from the newly formed subsidiary
(USFM) which is still in the start-up stage. It is expected that USFM will begin to generate significant revenues in the second half of the year.

The Company entered into a management and consulting agreement with CECO Environmental Corp. ("CEC") during 1994. The terms of the agreement require payment of monthly fees of $20,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. The Company incurred management fees to CEC of $60,000 during each of the three-month periods ended March 31, 1997 and 1996.

Interest expense decreased during the three-month period March 31, 1997 when compared to the same period in 1996. The decrease in interest expense can be attributed principally to lower utilization of the line of credit.

                               CECO FILTERS, INC.
                               ------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations - Continued
---------------------------------

Comparison of Three Months ended March 31, 1997
to Three Months ended March 31, 1996 - Continued
------------------------------------------------

The Company generated pre-tax income of $159,115 for the three-month period ended March 31, 1997 as compared to $25,246 for the three-month period ended March 31, 1996. This change is attributed primarily to the increase in sales for the three-month period ended March 31, 1997 over the comparable period in 1996.

The provision for federal and state income taxes for the three-month period ended March 31, 1997 amounted to $63,600 compared to $10,000 for the three-month period ended March 31, 1996.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's consolidated cash position decreased slightly from $374,186 on December 31, 1996 to $346,812 on December 31, 1997. This decrease of $27,374 is net of cash provided by operating activities of $429,275 during the three-month period ended March 31, 1997 as compared to the same period in 1996 when the Company used $87,543 from its consolidated operating activities. The timing of sales orders and shipments can heavily affect cash provided by or used in operations. The Company maintains a $1,250,000 line of credit with a commercial bank of which no amounts were outstanding as of March 31, 1997. The credit facility is available for working capital needs, investment activities and other general corporate needs.

The Company's current ratio increased from 1.6 on December 31, 1996 to 2.2 on March 31, 1997.

Expenditures for property and equipment and intangible assets amounted to $32,804 for the three-month period ended March 31, 1997, compared to $32,296 for the three-month period ended March 31, 1996. The Company intends to continue to invest in capital equipment to support expected continued growth.

The Company believes that the existing sources of liquidity and funds expected to be generated from operations supplemented by funds available under the bank line of credit will provide adequate cash to fund the Company's anticipated working capital and other cash needs in the short term. As the Company's business continues to grow in the long term, additional working capital funds may be required and to the extent these additional funds are not generated by operations, the Company may attempt to access debt or equity markets.

MARGOLIS & COMPANY P.C.
Certified Public Accountants and Business Consultants


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
CECO Filters, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of CECO Filters, Inc. as of March 31, 1997 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                                  /s/ Margolis & Company P.C.
                                                  -----------------------------
                                                  Certified Public Accountants


Bala Cynwyd, PA
April 17, 1997


            401 E. City Avenue Suite 600 Bala Cynwyd, PA 19004-1161
                    (01) 610.667.6250 Fax: (01) 610.668.8220
                                     MEMBER
                                   [LOGO] BKR
                                 International
          Representative Offices in The Principal Cities of The World.

                               CECO FILTERS, INC.
                               ------------------

                                   SIGNATURES
--------------------------------------------------------------------------------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          CECO FILTERS, INC.
                                                     ---------------------------
                                                             (REGISTRANT)


Date: April 29, 1997



                                                     ---------------------------
                                                     STEVEN I. TAUB, PRESIDENT