Form 10QSB
period 1997-06-30
CECO FILTERS INC
filed 1997-08-11
CIK 811037

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   JUNE 30, 1997          Commission file number      0-17804
                    -------------                                      -------



                               CECO FILTERS, INC.
     ----------------------------------------------------------------------


             DELAWARE                                            23-2399315
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1027-29 CONSHOHOCKEN ROAD, CONSHOHOCKEN, PA                   19428-0683
-------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code          610-825-8585
                                                           --------------


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



Class:  COMMON, PAR VALUE $.001 PER SHARE  OUTSTANDING at 6/30/97   6,867,667
        ---------------------------------

                               CECO FILTERS, INC.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 1997
-------------------------------------------------------------------------------











                                      INDEX



Part I - Financial Information:
       Condensed consolidated balance sheet as of
          June 30, 1997 and December 31, 1996                               2

       Condensed consolidated statement of operations
          for the three-month and six-month periods ended
          June 30, 1997 and 1996                                            3

       Condensed consolidated statement of cash flows
          for the six-month periods ended June 30, 1997 and 1996            4

       Notes to condensed consolidated financial statements                 5

       Management's discussion and analysis of the
          financial condition and results of operations                  6 to 9

       Report on Review by Independent Accountants                         10


Signature                                                                  11

                               CECO FILTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------



                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------   ----------
                                     ASSETS
Current assets:
   Cash                                                 $  724,376   $  374,186
   Accounts receivable                                     806,845    2,077,045
   Inventories                                             490,816      565,371
   Prepaid expenses and other current assets                42,100       40,439
   Deferred income taxes                                    58,735       58,735
                                                        ----------   ----------

                Total current assets                     2,122,872    3,115,776

Property and equipment, net                              1,774,792    1,782,087
Intangible assets, at cost, net                            107,484       88,144
Investment in CECO Environmental Corp.                     230,000      230,000
                                                        ----------   ----------

                                                        $4,235,148   $5,216,007
                                                        ==========   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term obligations                               $     --     $  400,000
   Current portion of long-term debt                        66,959       83,100
   Current portion of capital lease obligation               6,043        6,043
   Accounts payable and accrued expenses                   684,464    1,205,795
   Accrued income taxes                                     32,686      276,976
                                                        ----------   ----------

                Total current liabilities                  790,152    1,971,914

Long-term debt, less current portion                     1,094,336    1,132,869

Capital lease obligation, less current portion               6,262        9,882
                                                        ----------   ----------

                                                         1,890,750    3,114,665
                                                        ----------   ----------

Shareholders' equity:
   Common stock, $.001 par value; 20,000,000
       shares authorized, 6,867,667 shares issued
       and outstanding                                       6,868        6,868
   Capital in excess of par value                          915,984      915,984
   Retained earnings                                     1,421,546    1,178,490
                                                        ----------   ----------

                Total shareholders' equity               2,344,398    2,101,342
                                                        ----------   ----------

                                                        $4,235,148   $5,216,007
                                                        ==========   ==========




See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------







                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                   1997              1996               1997             1996
                                                 ---------         ---------          ---------        ---------


Net sales                                       $2,927,091        $1,874,440         $5,467,487       $4,025,097
                                                 ---------         ---------          ---------        ---------


Costs and expenses:
   Cost of sales                                 1,482,156           964,867          2,797,027        2,105,189
   Selling and administrative                    1,019,619           733,168          1,897,766        1,520,748
   Management fees, CECO
     Environmental Corp.                            60,000            60,000            120,000          120,000
   Depreciation and amortization                    99,630            85,268            199,260          179,318
                                                 ---------         ---------          ---------        ---------

                                                 2,661,405         1,843,303          5,014,053        3,925,255
                                                 ---------         ---------          ---------        ---------


Income from operations                             265,686            31,137            453,434           99,842


Interest expense                               (    20,745)      (    40,591)       (    49,378)     (    84,050)
                                                 ---------         ---------          ---------        ---------



Income (loss) before provision
   (credit) for income taxes                       244,941       (     9,454)           404,056           15,792


Provision (credit) for income taxes                 97,400       (     2,000)           161,000            8,000
                                                 ---------         ---------          ---------        ---------


Net income (loss)                              $   147,541       ($    7,454)        $  243,056       $    7,792
                                                 =========         =========          =========        =========


Net income (loss) per share *                  $       .02       ($      .00)        $      .03       $      .00
                                                 =========         =========          =========        =========



* Based on weighted average shares outstanding of 6,867,667 for each period.







See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       1997               1996
                                                                                      -------            -------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                                     $   243,056         $    7,792
   Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                  199,260            179,318
       (Increase) decrease in operating assets:
          Accounts receivable                                                       1,270,200            887,826
          Inventories                                                                  74,555        (    29,032)
          Prepaid expenses and other current assets                              (      1,661)       (    54,087)
       (Decrease) in operating liabilities:
          Accounts payable and accrued expenses                                  (    521,331)       (   463,896)
          Accrued income taxes                                                   (    244,290)       (     5,901)
                                                                                      -------            -------

                Net cash provided by operating activities                           1,019,789            522,020
                                                                                      -------            -------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                     (    211,305)       (    65,926)
   Advance to officer                                                                   -            (    23,200)
                                                                                      -------            -------

                Net cash (used in) investing activities                          (    211,305)       (    89,126)
                                                                                      -------            -------

Cash flows from financing activities:
   Repayments of short-term obligations                                          (    400,000)       (   300,000)
   Repayments of long-term debt and capital lease obligation                     (     58,294)       (   152,128)
                                                                                      -------             -------

                Net cash (used in) financing activities                          (    458,294)       (   452,128)
                                                                                      -------            -------

Net increase (decrease) in cash                                                       350,190        (    19,234)

Cash at beginning of period                                                           374,186            184,248
                                                                                      -------            -------

Cash at end of period                                                                $724,376           $165,014
                                                                                      =======            =======


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                         $  20,745         $   84,050
                                                                                      -------            -------
   Income taxes                                                                      $373,850         $   23,800
                                                                                      -------            -------



See accompanying notes to condensed consolidated financial statements.

                               CECO FILTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report to stockholders. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year, or any future interim period.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information as of and for the three-month and six-month periods ended June 30, 1997 and 1996 which is included herein. Their report on such review accompanies this filing.

3.      Inventories consisted of the following:

                                                 JUNE 30,         DECEMBER 31,
                                                   1997               1996
                                                 --------         ------------

        Raw materials                            $369,095           $410,949
        Finished goods                            121,721            154,422
                                                  -------            -------

                                                 $490,816           $565,371
                                                  =======            =======


4.      Related Party Transactions

        Management Fees

        The Company incurred management fees amounting to $120,000 during the six-month periods ended June 30, 1997 and 1996, pursuant to an agreement between the Company and CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. Under such agreement, effective July 1, 1994, CEC provides management and financial consulting services to the Company in exchange for a management fee.


5.      Recent Accounting Statement

        In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This change is not expected to impact primary or fully diluted earnings per share for the three-month and six-month periods ended June 30, 1997 and 1996.

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

CECO manufactures and markets filters known as fiber bed mist eliminators designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Air Purator Corporation ("APC") designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. Compliance Systems International ("CSI") offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. CSI also offers a complete range of air quality consulting services using a proprietary network of industry experts with years of air quality and purification system knowledge. Our newest subsidiary, U.S. Facilities Management Company, Inc. ("USFM"), provides facilities management and software as well as outsourced plant-wide maintenance management to help customers achieve their performance goals.

Results of Operations

The following table sets forth income line items shown on the condensed consolidated statement of operations, as a percentage of net sales for the periods indicated. This table should be read in conjunction with the condensed consolidated financial statements and notes thereto.



                                                        THREE MONTHS              SIX MONTHS
                                                            ENDED                    ENDED
                                                           JUNE 30,                 JUNE 30,
                                                      1997         1996        1997         1996
                                                     -----        -----        -----        -----

Net sales                                            100.0%       100.0%       100.0%       100.0%
                                                     -----        -----        -----        -----

Costs and expenses:
  Cost of sales                                       50.7         51.5         51.2         52.3
  Selling and administrative                          34.8         39.1         34.7         37.8
  Management fees -  CECO Environmental Corp.          2.0          3.2          2.2          3.0
  Depreciation and amortization                        3.4          4.5          3.6          4.4
                                                     -----        -----        -----        -----
                                                      90.9         98.3         91.7         97.5
                                                     -----        -----        -----        -----

Income from operations                                 9.1          1.7          8.3          2.5
Interest expense                                     (  .7 )      ( 2.2 )      (  .9 )      ( 2.1 )
                                                     -----        -----        -----        -----

Income (loss) before provision
 (credit) for income taxes                             8.4        (  .5 )        7.4           .4
Provision (credit) for income taxes                  ( 3.4 )      (  .1 )        2.9           .2
                                                     -----        -----        -----        -----

Net income (loss)                                      5.0%       (  .4%)        4.5%          .2%
                                                     =====        =====        =====        =====

                               CECO FILTERS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------




Results of Operations - Continued

Comparison of Six Months ended June 30, 1997 to Six Months ended June 30, 1996

Sales were approximately $5.5 million and $4.0 million for the six-month periods ended June 30, 1997 and 1996, respectively, an increase of 35.8% from 1996 to 1997. This increase in sales from 1996 to 1997 resulted primarily from more sales orders and higher backlog at the end of 1996. APC's sales increased by 71% compared to the same period in the previous year. Sales of our core CECO filter media benefited from contractual supply agreements in the private sector. These increases were offset by a reduction of new system sales of CSI scrubbers and CECO mist eliminators caused by capital spending constraints in our targeted market segments.

The Company's backlog of orders at June 30, 1997 was approximately $1.5 million as compared to $3.3 million at June 30, 1996. There can be no assurance that order backlog will translate into higher revenues in the future. The success of the Company's operating results can be significantly impacted by the introduction of new products and/or new manufacturing technologies by competitors, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and the Company's implementation of its target marketing approach.

The Company's overall cost of sales decreased as a percentage of sales for the six months ended June 30, 1997 (51.2%) compared to the six months ended June 30, 1996 (52.3%). The decrease can be attributed to decreases in raw material costs as well as lower costs incurred to service the Company's products.

The Company's selling and administrative expenses amounted to $1,897,766 for the six-month period ended June 30, 1997 compared to $1,520,748 for the six-month period ended June 30, 1996, representing an increase of $377,018 or 24.8%. A substantial portion of the selling and administrative expenses are fixed in nature. However, sales and customer service positions were increased as part of the Company's overall restructuring to strengthen marketing approach and accommodate anticipated growth. In addition, a portion of this increase in selling and administrative expenses resulted from the newly formed subsidiary, USFM.

During 1994, the Company entered into a management and consulting agreement with CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. The terms of the agreement require payment of fees of $20,000 per month from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. The Company incurred management fees to CEC of $120,000 during each of the six-month periods ended June 30, 1997 and 1996.

                               CECO FILTERS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



Results of Operations - Continued

Interest expense decreased during the six-month period ended June 30, 1997, when compared to the same period in 1996. The decrease in interest expense can be attributed to non-utilization of the line of credit.

The Company generated pre-tax income of $404,056 for the six-month period ended June 30, 1997 as compared to pre-tax income of $15,792 for the six-month period ended June 30, 1996. This change is attributed principally to the increase in sales as well as the increase in gross margins for the six-month period ended June 30, 1997 compared to the same period in 1996.

The provision for federal and state tax income taxes for the six-month period ended June 30, 1997 amounted to $161,000 compared to $8,000 for the six-month period ended June 30, 1996.



Comparison of Three Months ended June 30, 1997 to Three Months ended June 30,
1996

Sales were approximately $2.9 million and $1.9 million for the three-month periods ended June 30, 1997 and June 30, 1996, respectively. This represents an increase of 56.2%.

The Company's overall cost of sales slightly decreased as a percentage of sales for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The decrease can be attributed to lower raw material costs as well as lower costs incurred to service the Company's products. The Company continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The Company's selling and administrative expenses amounted to $1,019,619 for the three-month period ended June 30, 1997 compared to $733,168 for the three-month period ended June 30, 1996, representing an increase of $286,451 or 39%, for same reasons described in the six-month comparison described previously.

The Company paid CEC $60,000 during each of the three-month periods ended June 30, 1997 and 1996 in connection with its management and consulting agreement.

Interest expense decreased during the three-month period ended June 30, 1997, when compared to the same period in 1996, due to lower utilization of the line of credit.

The Company generated pre-tax income of $244,941 for the three-month period ended June 30, 1997, as compared to pre-tax loss of $9,454 for the three-month period ended June 30, 1996. This change is attributed principally to the increase in sales as well as the increase in gross margins.

The provision for federal and state income taxes for the three-month period ended June 30, 1997 amounted to $97,400 as compared to the credit for federal and state income taxes of $2,000 for the three-month period ended June 30, 1996.

                               CECO FILTERS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------




Financial Condition, Liquidity and Capital Resources

The Company's consolidated cash position increased from $374,186 at December 31, 1996 to $724,376 at June 30, 1997. This increase of $350,190 is attributed principally to the generation of cash from operating activities of $1,019,789, offset by acquisitions of capital assets of $211,305 and payments of debt of $458,294.

The Company maintains a $1,250,000 line of credit with a commercial bank of which no amounts were outstanding as of June 30, 1997. The credit facility is available for working capital needs, investment activities and other general corporate needs.

Expenditures for property and equipment and intangible assets amounted to $211,305 for the six months ended June 30, 1997 compared to $62,926 for the six-month period ended June 30, 1996. The Company intends to continue to invest in capital equipment to support its continued growth.

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

[MARGOLIS & COMPANY LETTERHEAD}





                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
CECO Filters, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of CECO Filters, Inc. as of June 30, 1997 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                                    Certified Public Accountants


Bala Cynwyd, PA
July 16, 1997

                               CECO FILTERS, INC.

                                    SIGNATURE
--------------------------------------------------------------------------------










Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      CECO FILTERS, INC.
                                                  -----------------------------
                                                         (REGISTRANT)

DATE: July 31, 1997



                                                    STEVEN I. TAUB, PRESIDENT
                                                  -----------------------------

                               CECO FILTERS, INC.

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CECO FILTERS, INC. AND SUBSIDIARIES AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.




ITEM NUMBER            AMOUNT        ITEM DESCRIPTION
-----------            ------        ----------------

5-02(1)           $   724,376        Cash and cash items
5-02(2)                 -            Marketable securities
5-02(3)(a)(1)         806,845        Notes and accounts receivable, trade
5-02(4)                 -            Allowances for doubtful accounts
5-02(6)               490,816        Inventories
5-02(9)             2,122,872        Total current assets
5-02(13)            3,506,784        Property, plant and equipment
5-02(14)            1,731,992        Accumulated depreciation
5-02(18)            4,235,148        Total assets
5-02(21)              790,152        Total current liabilities
5-02(22)            1,161,295        Bonds, mortgages and similar debt
5-02(28)                -            Preferred stock, mandatory redemption
5-02(29)                -            Preferred stock, no mandatory redemption
5-02(30)                6,868        Common stock
5-02(31)            2,337,530        Other stockholders' equity
5-02(32)            4,235,148        Total liabilities and stockholders' equity
5-03(b)1(a)         5,467,487        Net sales of tangible products
5-03(b)1            5,467,487        Total revenues
5-03(b)2(a)         2,797,027        Cost of tangible goods sold
5-03(b)2            5,014,053        Total costs and expenses applicable to
                                       sales and revenues
5-03(b)3               49,378        Other costs and expenses
5-03(b)5                -            Provision for doubtful accounts and notes
5-03(b)(8)             49,378        Interest and amortization of debt discount
5-03(b)(10)           404,056        Income (loss) before taxes and other items
5-03(b)(11)           161,000        Income tax expense (credit)
5-03(b)(14)           243,056        Income/loss continuing operations
5-03(b)(15)             -            Discontinued operations
5-03(b)(17)             -            Extraordinary items
5-03(b)(18)             -            Cumulative effect, changes in accounting
                                       principles
5-03(b)(19)           243,056        Net income or loss
5-03(b)(20)               .03        Earnings (loss) per share, primary
5-03(b)(20)               .03        Earnings (loss) per share, fully diluted