Form 10QSB
period 1997-09-30
CECO FILTERS INC
filed 1997-11-12
CIK 811037

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended SEPTEMBER 30, 1997         Commission file number      0-17804
                  ------------------                                ------------


                              CECO FILTERS, INC.
--------------------------------------------------------------------------------


               DELAWARE                                       23-2399315
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


  1027-29 CONSHOHOCKEN ROAD, CONSHOHOCKEN, PA              19428-0683
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          610-825-8585
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


Class:  COMMON, PAR VALUE $.001 PER SHARE  OUTSTANDING at 9/30/97   6,867,667
        ---------------------------------

                              CECO FILTERS, INC.
                              ------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 1997
--------------------------------------------------------------------------------



                                     INDEX
                                     -----


Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 September 30, 1997 and December 31, 1996                  2

              Condensed consolidated statement of operations
                 for the three-month and nine-month periods ended
                 September 30, 1997 and 1996                               3

              Condensed consolidated statement of cash flows
                 for the nine-month periods ended September 30,
                 1997 and 1996                                             4

              Notes to condensed consolidated financial statements       5 & 6

              Management's discussion and analysis of the
                 financial condition and results of operations          7 to 10

Part II - Other Information                                               11

Signature                                                                 12

                              CECO FILTERS, INC.
                              ------------------
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
--------------------------------------------------------------------------------


                                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                               1997                   1996
                                                                           -------------          ------------
                                    ASSETS
Current assets:
  Cash                                                                     $     852,243           $   374,186
  Accounts receivable                                                          4,037,775             2,077,045
  Inventories                                                                    678,793               565,371
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                                           234,394                 -
  Prepaid expenses and other current assets                                      126,618                40,439
  Prepaid income taxes                                                           103,348                 -
  Deferred income taxes                                                           58,735                58,735
                                                                             -----------           -----------

           Total current assets                                                6,091,906             3,115,776

Property and equipment, net                                                    1,965,159             1,782,087
Intangible assets, at cost, net                                                2,015,442                88,144
Investment in CECO Environmental Corp.                                           230,000               230,000
                                                                             -----------           -----------

                                                                             $10,302,507            $5,216,007
                                                                             ===========           ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                                     $ 1,040,576           $   400,000
  Current portion of long-term debt                                              323,043                83,100
  Current portion of capital lease obligation                                      5,554                 6,043
  Accounts payable and accrued expenses                                        2,216,875             1,205,795
  Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                  1,873,918                 -
  Due to former owners of Busch Co.                                              331,196                 -
  Accrued income taxes                                                             -                   276,976
                                                                             -----------           -----------

           Total current liabilities                                           5,791,162             1,971,914

Long-term debt, less current portion                                           1,825,587             1,132,869
Subordinated note payable, CECO Environmental Corp.                              500,000                 -
Capital lease obligation, less current portion                                     5,298                 9,882
                                                                             -----------           -----------

                                                                               8,122,047             3,114,665
                                                                             -----------           -----------
Shareholders' equity:
  Common stock, $.001 par value; 20,000,000
     shares authorized, 6,867,667 shares issued
     and outstanding                                                               6,868                 6,868
  Capital in excess of par value                                                 915,984               915,984
  Retained earnings                                                            1,257,608             1,178,490
                                                                             -----------           -----------

           Total shareholders' equity                                          2,180,460             2,101,342
                                                                             -----------           -----------

                                                                             $10,302,507            $5,216,007
                                                                             ===========            ==========

    See accompanying notes to condensed consolidated financial statements.

                              CECO FILTERS, INC.
                              ------------------

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)
--------------------------------------------------------------------------------


                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                 1997              1996               1997           1996
                                             -------------      ------------      -------------    --------

Net revenues                                 $4,971,942        $2,195,120        $10,439,429       $6,220,217
                                             ----------        ----------        -----------       ----------


Costs and expenses:
   Cost of revenues                           2,826,672         1,172,444          5,623,699        3,277,633
   Selling and administrative                 2,239,767           728,168          4,137,533        2,248,916
   Management fees, CECO
     Environmental Corp.                         60,000            60,000            180,000          180,000
   Depreciation and amortization                100,556            99,000            299,816          278,318
                                             ----------        ----------        -----------       ----------

                                              5,226,995         2,059,612         10,241,048        5,984,867
                                             ----------        ----------        -----------       ----------


Income (loss) from operations                (  255,053)          135,508            198,381          235,350


Interest expense                             (   17,885)      (    34,390)      (     67,263)      (  118,440)
                                             ----------        ----------        -----------       ----------


Income (loss) before provision
   (credit) for income taxes                 (  272,938)          101,118            131,118          116,910


Provision (credit) for income taxes          (  109,000)           44,192             52,000           52,192
                                             ----------        ----------        -----------       ----------


Net income (loss)                            ($ 163,938)      $    56,926       $     79,118      $    64,718
                                             ==========       ===========       ============      ===========


Net income (loss) per share *                ($     .02)      $       .01       $        .01      $       .01
                                             ==========       ===========       ============      ===========

* Based on weighted average shares outstanding of 6,867,667 for each period.



See accompanying notes to condensed consolidated financial statements.

                              CECO FILTERS, INC.
                              ------------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   1997                1996
                                                                                -----------         -----------
                          INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income                                                                   $    79,118         $  64,718
   Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                                                  299,816           278,318
     (Increase) decrease in operating assets,
       net of acquisition of Busch Co.:
       Accounts receivable                                                      ( 1,960,730)          469,975
       Inventories                                                                   31,957         (  24,980)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                      (   234,394)            -
       Prepaid expenses and other current assets                                (    73,120)        (  62,906)
       Prepaid income taxes                                                     (   103,348)            -
     Increase (decrease) in operating liabilities,
         net of acquisition of Busch Co.:
       Accounts payable and accrued expenses                                      1,011,077         ( 386,714)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                        1,873,918               -
       Accrued income taxes                                                     (   276,976)           73,261
       Due to former owners of Busch Co.                                            331,196               -
                                                                                -----------         ---------

                Net cash provided by operating activities                           978,514           411,672
                                                                                -----------         ---------

Cash flows from investing activities:
   Acquisition of Busch Co. allocated to:
     Goodwill                                                                   ( 1,717,421)            -
     Inventory                                                                  (   145,379)            -
     Equipment                                                                  (   131,818)            -
     Patents                                                                    (    92,323)            -
     Prepaid expenses                                                           (    13,059)            -
   Additions to property and equipment and intangible assets                    (   468,624)        (  72,503)
   Advance to officer                                                                   -           (  25,200)
                                                                                -----------         ---------

                Net cash (used in) investing activities                         ( 2,568,624)        (  97,703)
                                                                                -----------         ---------

Cash flows from financing activities:
   Increase in long-term debt                                                     1,000,000             -
   Increase in subordinated note payable, CECO Environmental Corp.                  500,000             -
   Net borrowings (repayment) of short-term obligations                             640,576         ( 150,000)
   Repayments of long-term debt and capital lease obligation                    (    72,409)        ( 175,056)
                                                                                -----------         ---------

                Net cash provided by (used in) financing activities               2,068,167         ( 325,056)
                                                                                -----------         ---------

Net increase (decrease) in cash                                                     478,057         (  11,087)

Cash at beginning of period                                                         374,186           184,248
                                                                                -----------         ---------

Cash at end of period                                                           $   852,243          $173,161
                                                                                ===========         =========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                     $    67,263          $118,440
                                                                                -----------         ---------
   Income taxes                                                                 $   432,324         $  23,800
                                                                                -----------         ---------

See accompanying notes to condensed consolidated financial statements.

                              CECO FILTERS, INC.
                              ------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
--------------------------------------------------------------------------------



1.       Presentation of Financial Statements
         ------------------------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report to stockholders. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year, or any future interim period.


2.       Acquisition of Business
         -----------------------

         On September 25, 1997, pursuant to an Asset Purchase Agreement, New Busch Co., Inc., a wholly-owned subsidiary of CECO Filters, Inc., acquired substantially all of the assets, and the business, of Busch Co. ("Busch") for $2,100,000 in cash. Busch, located in Pittsburgh, Pennsylvania, was engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and also provided manufacturer's representative services to certain companies or manufacturers in support or related businesses. The acquisition was accounted for as a purchase. The Asset Purchase Agreement provides that, notwithstanding the actual September 25, 1997 closing date, the closing was deemed to be effective as of July 1, 1997. The condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 1997, therefore, includes the operations of New Busch Co. since July 1, 1997.

         On a pro forma basis, results of operations for the nine-month periods ended September 30, 1997 and 1996 would have been as follows, if the acquisition had been made as of January 1, 1996:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1997             1996
                                                   -----------      -----------
         Net sales                                 $17,343,271      $15,033,989
         Income before taxes on income                 306,713          465,464
         Net income                                    183,853          279,278
         Net income per share                             $.03             $.04


3.       Inventories consisted of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1997             1996
                                                   -------------    ------------
         Raw materials                               $409,617         $410,949
         Finished goods                               269,176          154,422
                                                     --------         --------

                                                     $678,793         $565,371
                                                     ========         ========

                              CECO FILTERS, INC.
                              ------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (unaudited)
--------------------------------------------------------------------------------

4.       Debt
         ----

         In order to finance the Busch Co. acquisition, the Company received proceeds from the following loans during the three months ended September 30, 1997:

                  The bank line-of-credit was increased from $1,250,000 to $1,500,000. The Company borrowed $1,040,576 from the line-of-credit. Interest on the bank line-of-credit is at 1/2% over the bank's prime lending rate (effective rate at September 30, 1997 was 9%).

                  A bank term loan in the amount of $1,000,000 to be repaid in 48 monthly principal installments of $20,833, plus interest at 8.75% per annum.

                  A subordinated, unsecured loan from CECO Environmental Corp. in the amount of $500,000. Interest only is payable at the rate of 10% per annum.



5.      Related Party Transactions
        --------------------------

        Management Fees
        ---------------

        The Company incurred management fees amounting to $180,000 during the nine-month periods ended September 30, 1997 and 1996, pursuant to an agreement between the Company and CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. Under such agreement, effective July 1, 1994, CEC provides management and financial consulting services to the Company in exchange for a management fee.


6.      Recent Accounting Statement
        ---------------------------

        In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This change is not expected to impact primary or fully diluted earnings per share for the three-month and nine-month periods ended September 30, 1997 and 1996.

                              CECO FILTERS, INC.
                              ------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


General
-------

CECO Filters, Inc. ("CECO") is comprised of the CECO Group of companies - CECO Filters, Inc., Air Purator Corporation, Compliance Systems International, Inc., U.S. Facilities Management Company, Inc. and New Busch Co., Inc. (collectively referred to as "the Company"), which provide innovative solutions to air quality problems through particle and chemical control technologies and management services.

CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Air Purator Corporation ("APC"), designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. Compliance Systems International ("CSI") offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. U.S. Facilities Management Company, Inc. ("USFM") provides facilities management and software, as well as outsourced plant-wide maintenance management to help customers achieve their performance goals. On September 25, 1997, CECO acquired substantially all of the assets of Busch Co. of Pittsburgh, PA, effective July 1, 1997. Busch is engaged in designing, manufacturing and supplying equipment used to control the environment in and around industrial plants with a variety of proprietary and patented technologies.

Results of Operations
---------------------

The following table sets forth income line items shown on the condensed consolidated statement of operations, as a percentage of net sales, for the periods indicated. This table should be read in conjunction with the condensed consolidated financial statements and notes thereto.


                                                                  THREE MONTHS            NINE MONTHS
                                                                      ENDED                  ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                               1997         1996        1997         1996
                                                              -----        -----       -----        -----
Net revenues                                                  100.0%       100.0%      100.0%       100.0%
                                                              -----        -----       -----        -----

Cost and expenses:
  Cost of revenues                                              56.8         53.4        53.9         52.7
  Selling and administrative                                    45.1         33.2        39.6         36.1
  Management fees, CECO Environmental Corp.                      1.2          2.7         1.7          2.9
  Depreciation and amortization                                  2.0          4.5         2.9          4.5
                                                              ------      -------      ------       ------
                                                               105.1         93.8        98.1         96.2
                                                              ------      -------      ------       ------

Income (loss) from operations                                   (5.1 )        6.2         1.9          3.8
Interest expense                                                ( .4 )       (1.6 )      ( .6 )       (1.9 )
                                                              ------      -------      ------       ------

Income (loss) before provision (credit)
  for income taxes                                              (5.5 )        4.6         1.3          1.9
Provision (credit) for income taxes                             (2.2 )        2.0          .6           .9
                                                              ------      -------      ------       ------
Net income (loss)                                               (3.3%)        2.6%         .8%         1.0%
                                                              =======     =======      ======       ======

                              CECO FILTERS, INC.
                              ------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Results of Operations - Continued
---------------------------------

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996
-----------------------------------------------------------------------

Revenues were approximately $10.4 million and $6.2 million for the nine-month periods ended September 30, 1997 and 1996, respectively, representing an increase of 67.8%. The increase in revenues from 1996 to 1997 resulted primarily from an increase in sales orders, particularly new orders, which is a result of the implementation of a target marketing approach, focusing the Company's efforts on opportunities in markets that are ready for its specialized systems and services. In addition, the acquisition of Busch Co., effective July 1, 1997, had the impact of increasing revenues by $2.7 million.

The Company's backlog of orders at September 30, 1997 was approximately $10 million as compared to approximately $5.8 million at September 30, 1996, an increase of $4.2 million or 72%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenue in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control. The Company's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and the Company's dependence on the efforts of middle men to sell a significant portion of its product.

The Company's overall cost of revenues increased as a percentage of sales for the nine months ended September 30, 1997 (53.9%) compared to the nine months ended September 30, 1996 (52.7%). The increase is attributed to the impact of Busch Co. where costs as a percentage of revenues amounted to 64% from July 1, 1997 through September 30, 1997. Without the impact of Busch Co., the cost of revenues as a percentage of revenues would have been 50.3%. The decrease, compared to the prior year and without the impact of Busch Co., is attributed to lower material costs, as well as lower costs incurred to service the Company's products. The Company continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The Company's selling and administrative expenses amounted to $4,137,533 for the nine-month period ended September 30, 1997 compared to $2,248,916 for the nine-month period ended September 30, 1996, representing an increase of $1,888,617, or 84%. A significant amount of this increase is attributable to selling and administrative expenses of Busch Co. Since the effective date of the acquisition, as well as selling and administrative expenses associated with USFM which only recently commenced its operations. The selling and administrative expenses of Busch include a $500,000 charge for a sign-on bonus to a former officer of Busch Co. in connection with a three-year employment agreement. A substantial portion of the selling and administrative expenses are fixed in nature.

During 1994, the Company entered into a management and consulting agreement with CECO Environmental Corp. ("CEC"), a majority shareholder of the Company. The terms of the agreement require payment of monthly fees of $20,000 from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies, marketing, strategic and financial planning, mergers, acquisitions and related matters. The Company incurred management fees to CEC of $180,000 during each of the nine-month periods ended September 30, 1997 and 1996.

                              CECO FILTERS, INC.
                              ------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Results of Operations - Continued
---------------------------------

Interest expense decreased by $51,177, or 43%, during the nine-month period ended September 30, 1997, when compared to the same period in 1996. The decrease in interest expense can be attributed to a reduced utilization of the bank line of credit during the nine months ended September 30, 1997 compared to the previous year.

The Company earned pre-tax income of $131,118 for the nine-month period ended September 30, 1997 compared to pre-tax income of $116,910 for the nine-month period ended September 30, 1996. This change is attributed principally to the increase in revenues for the nine-month period ended September 30, 1997 with the comparable period of 1996, offset by the increase in costs and expenses.

The provision for federal and state income taxes for the nine-month periods ended September 30, 1997 and September 30, 1996 were comparable.


Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996
-------------------------------------------------------------------------

Revenues were approximately $5 million and $2.2 million for the three-month periods ended September 30, 1997 and September 30, 1996, respectively, representing an increase of 126%. The increase in revenues is primarily attributable to the Busch Co. which accounted for approximately $2.7 million of the Company's consolidated revenues.

The Company's overall cost of revenues increased as a percentage of sales for the three months ended September 30, 1997 (56.8%) compared to the three months ended September 30, 1996 (53.4%). The increase is attributed to the impact of Busch Co. where costs as a percentage of revenues amounted to 64% from July 1, 1997 through September 30, 1997. Without the impact of Busch Co., the cost of revenues as a percentage of revenues would have been 48.1%. The decrease, compared to the prior year and without the impact of Busch Co., is attributed to lower raw material costs, as well as lower costs incurred to service the Company's products. The Company continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The Company's selling and administrative expenses amounted to $2,239,767 for the three-month period ended September 30, 1997 compared to $728,168 for the three-month period ended September 30, 1996, representing an increase of $1,511,599 or 207.6%. A significant amount of this increase is attributable to selling and administrative expenses of Busch Co. since the effective date of the acquisition, as well as selling and administrative expenses associated with USFM which only recently commenced its operations. The selling and administrative expenses of Busch include a $500,000 charge for a sign-on bonus to a former officer of Busch Co. in connection with a three-year employment agreement. Excluding the impact of Busch Co. and USFM, the Company's selling and administrative expenses have declined for each of the last three quarterly periods as management continues to focus on its target marketing approach instituted during the latter part of 1995.

                              CECO FILTERS, INC.
                              ------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Comparison of Three Months Ended September 30, 1997 to
Three Months Ended September 30, 1996 - Continued
------------------------------------------------------

Interest expense decreased during the three-month period ended September 30, 1997, when compared to the same period in 1996, as a result of reduced utilization of the bank line of credit.

The Company incurred a pre-tax loss of $272,938 for the three-month period ended September 30, 1997 compared to pre-tax income of $101,118 for the three-month period ended September 30, 1996. This change is attributed principally to the one-time charge incurred for the sign-on bonus described previously.

The credit for federal and state income taxes for the three-month period ended September 30, 1997 amounted to $109,000 compared to a provision for federal and state income taxes of $44,192 for the three-month period ended September 30, 1996.

The Company is very excited about the addition of Busch Co. to its group. One of our main strategies is to develop an organization that is equipped to satisfy customers' needs by building an organization with skill sets and core competencies that provide value added services to them. We plan to continue to build on this strategy.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's consolidated cash position increased from $374,186 at December 31, 1996 to $852,243 on September 30, 1997. The increase in cash is principally the result of cash provided by operations of $978,514 for the nine months ended September 30, 1997.

During the nine months ended September 30, 1997, the Company increased its line of credit with a commercial bank from $1,250,000 to $1,500,000. The amount borrowed as of September 30, 1997, $1,040,576, was used to acquire Busch Co. The credit facility is available for working capital needs, investment activities and other general corporate needs. The Company also entered into a four year, $1,000,000 term loan, with the same bank, the proceeds of which were used towards the Busch Co. acquisition. In addition, the Company borrowed $500,000 from CECO Environmental Corp., under a subordinated loan agreement.

The Company's current ratio decreased from 1.6 on December 31, 1996 to 1.05 on September 30, 1997, primarily as the result of utilization of the line of credit in connection with the acquisition of Busch Co.

Expenditures for property and equipment and intangible assets amounted to $468,624, excluding those assets acquired as part of Busch Co., for the nine months ended September 30, 1997 compared to $72,503 for the nine-month period ended September 30, 1996. The Company intends to continue to invest in capital equipment to support continued growth.

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

                              CECO FILTERS, INC.
                              ------------------

                          Part II - Other Information
--------------------------------------------------------------------------------



Item 5 - Other Information

         Effective September 30, 1997, Steven Taub, the President and Chief Executive Officer of CECO Filters, Inc. (the "Company"), entered into an employment agreement (the "Agreement") with the Company. The Agreement provides for base compensation of not less than $225,000 per year, permits termination by either party for cause, contains a confidentiality agreement and a covenant not to compete from Dr. Taub. Dr. Taub received options of CECO Environmental Corp. in connection with his acceptance of the covenant not to compete. He also agreed to cancel all of his outstanding options to purchase common stock of the Company.



Item 6 - Exhibits and Reports on Form 8-K

(a)      Employment Agreement and Addendum to Employment Agreement

(b) Reports on Form 8-K - September 25, 1997 - Acquisition of substantially all assets and business of Busch Co.

                              CECO FILTERS, INC.
                              ------------------

                                   SIGNATURE
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CECO FILTERS, INC.
                                                --------------------------------
                                                         (REGISTRANT)

DATE
    --------------------------


                                                   STEVEN I. TAUB, PRESIDENT
                                                --------------------------------

                             EMPLOYMENT AGREEMENT


         This Agreement is entered into effective the 30th day of September, 1997, by and between STEVEN I. TAUB (hereinafter referred to as the "Employee"), CECO FILTERS, INC., a Delaware corporation (hereinafter referred to as the "Employer"), and CECO Environmental Corp., a New York corporation ("CECO").

                                  WITNESSETH:

         WHEREAS, Employer is presently employed by Employee as President and Chief Employee Officer;

         WHEREAS, Employer desires, among other things, to continue to employ Employee in connection with Employer's business and operations and Employee desires to continue employment on the terms and conditions hereinafter set forth;

         WHEREAS, Employer desires to agree to a buy-out of stock upon death in consideration for Employee's agreement to not compete with Employer upon the terms set forth herein; and

         WHEREAS, as additional consideration for Employee's agreement not to compete with Employer, Employee shall receive options for shares of stock of CECO; and

         WHEREAS, the Board of Directors of Employer has determined that this Agreement is in the best interests of Employer and its shareholders;

         NOW, THEREFORE, the parties hereto mutually agree to the following provisions and covenants covering the terms and conditions of employment:

         1. Employment. Employer hereby employs Employee as President and Chief Employee Officer of Employer, and Employee hereby accepts such employment, commencing on the date hereof and continuing until June 30, 2002, subject to the provisions of paragraph 7.

         2. Duties.

         Duties. Employee shall have responsibility for such duties as may be reasonably required in the overall management of the business of Employer, as may be reasonably assigned to him from time to time by the Board of Directors and generally consistent with the position of President and Chief Executive Officer. Employee shall devote his best efforts to the performance and faithful discharge of his duties.

         (a) Full-time Employment. Employee shall devote his full business time and energy to the business and affairs of Employer and shall use his best efforts to promote the interests of Employer and to perform faithfully and efficiently his responsibilities in accordance with the terms of this Agreement.

         3. Base Compensation. In consideration for the services to be rendered by Employee hereunder during the term of this Agreement, Employer agrees to pay to Employee and Employee agrees to accept, an amount consisting of Base Compensation equal to Two Hundred Thousand Dollars ($225,000) per annum (less all required payroll and withholding taxes), which shall be payable in equal installments together with the regular payroll of all other executive employees of Employer. A modification of the Base Compensation may be made by the mutual agreement of Employer and Employee based on Employee's performance, the overall profitability of Employer and general economic conditions.

         4. Compensation and Related Matters

         (a) Salary. During the period of the Employee's employment hereunder, the Employer shall pay to the Employee a salary at a rate of not less than $225,000 per annum in equal installments as nearly as practicable on the fifteenth day and last day of each month in arrears. This salary may be increased from time to time in accordance with normal business practices of the Employer and, if so increased, shall not thereafter during the term of this Agreement be decreased. Compensation of the Employee by salary payments shall not be deemed exclusive and shall not prevent the Employee from participating in any other compensation or benefit plan of the Employer. The salary payments (including any increased salary payments) hereunder shall not in any way limit or reduce any other obligation of the Employer hereunder, and no other compensation, benefit or payment hereunder shall in any way limit or reduce the obligation of the Employer to pay the Employee's salary hereunder.

         (b) Director's Fees. Employer shall pay Employee fees for service as a Director of the Employer and its subsidiaries and affiliates equal to the highest fee paid to any other director of the Employer, subsidiary and affiliate, as the case may be.

         (c) IRA. During the term of Employee's employment hereunder, Employer shall pay to Employee $2,000 per year for an IRA contribution.

         (d) Automobile. The Employer shall provide Employee with an appropriate automobile for use in connection with the business of the Employer. If Employee declines the use of a Employer automobile, Employee shall be reimbursed for the use of his personal automobile at the prevailing lease rate of such vehicle, plus reimbursement of expenses for repairs, gasoline and insurance with respect to such vehicles, which amount shall not exceed $600 per month.

         (e) Life Insurance. The Employer shall provide, pay to Employee or shall reimburse Employer in the amount of $2,000 per year to cover the cost of providing term life insurance policies on the life of Employee, with such beneficiaries as Employee shall designate, equal to not less than three times Employee's then current salary.

         (f) Major Medical Insurance. The Employer shall provide at its expense major medical and dental insurance coverage for Employee and his family.

         (g) Disability Insurance. The Employer shall provide, pay to Employee or reimburse Employee for the cost of providing disability insurance for the maximum amount available up to Employee's current salary. Employee currently receives approximately $2352 from Employer per year to purchase disability insurance. During the term of this Agreement, the amount Employer will pay to Employee for such premiums shall not exceed $2500 per year.

         (h) Other Benefits. To the extent not specifically otherwise provided herein, the Employer shall maintain in full force and effect, and the Employee shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect on the date hereof in which the Employee participates or plans or arrangements providing the Employee with at least equivalent benefits thereunder (including without limitation each pension and retirement plan and arrangement, supplemental pension and retirement plan and arrangement, stock option plan, life insurance and health-and-accident plan and arrangement, medical insurance plan, disability plan, survivor income plan, relocation plan and vacation plan). The Employer shall not make any changes in such plans or arrangements which would adversely affect the Employee's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all employees of the Employer and does not result in a proportionately greater reduction in the rights of or benefits to the Employee as compared with any other employee of the Employer. The Employee shall be entitled to participate in or receive benefits under any employee benefit plan or arrangement made available by the Employer in the future to its employees and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Nothing paid to the Employee under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Employee pursuant to subsection (a) of this Section. Any payments or benefits payable to the Employee hereunder in respect of any calendar year during which the Employee is employed by the Employer for less than the entire such year shall, unless otherwise provided in the applicable plan or arrangement, be prorated in accordance with the number of days in such calendar year during which he is so employed.

         5. Reimbursement of Expenses. Employee shall be reimbursed for such reasonable and authorized expenditures which he may incur in the performance of his duties hereunder, including all expenses of travel while away from home on business in service of the Company. Such authorized expenditures will be reimbursed upon presentation by Employee to Employer of receipts relating thereto in the form usually required by Employer according to its regular policy and in conformity with applicable rules and regulations of the Internal Revenue Service.

         6. Vacation, Holidays and Sick Leave. Employee shall be entitled to up to twenty-five (25) days of paid vacation annually, to be taken at such time or times and in such number of consecutive days as Employee and Employer shall mutually agree and in accordance with the regular policy relating to vacation days for executive and professional employees of Employer. Vacation days that are not taken within any year shall not cumulate to the following year.

Employee shall be entitled to such paid holidays and sick leave policy regularly recognized by Employer for executive personnel.

         7. Termination of Employment.

         Employee's employment hereunder may be terminated only under the circumstances set forth in subsections (a) through (d).

         a. Death. Employee's employment hereunder shall terminate upon his death.

         b. Disability. Employer may terminate this Agreement at anytime upon Employee's Disability. The term "Disability" shall mean that Employee has become so physically or mentally impaired that he has been unable for a period of at least 120 consecutive days to substantially perform the duties of his customary employment with Employer. The determination of a disability hereunder shall be based on a certificate signed by a licensed physician retained and paid for by Employer. In the event of a disagreement between Employee and the physician, the Employee shall appoint a second licensed physician, and the two (2) licenses physicians shall appoint a third licensed physician. The decision of the single physician, if there is only one physician, or a majority of the licensed physicians, if three (3) physicians are appointed, shall be final and binding on all parties hereto. Employee agrees to cooperate with the examination by all such physicians. If there are three (3) physicians appointed, the costs of such proceeding, including the cost of the Employer's physician, shall be borne equally by the Employer and the Employee.

         c. Cause. Employer may terminate Employee's employment hereunder for Cause. For purposes of this Agreement, Employer shall have "Cause" to terminate Employee's employment hereunder (i) if Employee commits any material breach of this Agreement, including refusal or failure by Employee to perform his duties hereunder or he is materially negligent or inattentive in the discharge of his duties (other than any such failure resulting from Employee's incapacity due to Disability), after demand for performance is delivered to Employee that specifically identifies the manner in which Employer believes Employee has not performed his duties and Employee fails to cure such breach within 30 days of delivery of notice, or (ii) upon the willful engaging by Employee in misconduct that is materially injurious to Employer, monetarily or otherwise, (iii) if Employee commits any dishonest or unethical act with respect to Employer, or (iv) if Employee is found by a court or other tribunal of proper jurisdiction to have committed or admits having committed any act involving fraud, embezzlement, moral turpitude, or a felony, whether or not with respect to Employer. Termination pursuant to this subsection 7(c) shall be without prejudice to Employer and shall be in addition to all other rights that Employer may have at law or in equity. For purposes of this Section, no act, or failure to act, on Employee's part shall be considered "willful" unless done, or omitted to be done, by him in bad faith and without reasonable belief that his action or omission was in the best interest of Employer.

         d. Termination by Employee. Employee may terminate his employment hereunder (i) for Good Reason, as defined below, or (ii) if his health should become impaired to an extent that makes his continued performance of his duties hereunder hazardous to his physical or mental health or his life, provided that Employee shall have furnished Employer with a written statement from a qualified doctor to such effect and provided, further, that, at Employer's request, Employee shall submit to an examination by a doctor selected by Employer and such doctor shall have concurred in the conclusion of Employee's doctor.

         For purposes of this Agreement, "Good Reason" shall mean (i) a change in control of Employer (as defined below), (ii) a failure by Employer to comply with any material provision of this Agreement that has not been cured within thirty (30) days after notice of such noncompliance has been given by Employee to Employer, or (iii) if Employer relocates to a geographical region that is unacceptable to Employee, provided, that Employee agrees to be reasonable in his determination of whether or not the geographical region is acceptable to him.

         For purposes of this Agreement, a "change in control of Employer" shall be deemed to have occurred if any "person" as such term is used in subsections 13(d) and 14(d) of the Securities Exchange Act of 1934 ("Exchange Act"), other than Employer, CECO, or any of the control persons of CECO, as disclosed in CECO's Form 10-KSB for the year ended December 1, 1996 as beneficial owners of 10% or more of the outstanding stock of CECO ("Control Persons"), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Employer representing 50% or more of the combined voting power of the Employer's then outstanding securities; provided, however, that a change in control of Employer shall not be deemed to have occurred (i) as a result of a change in the identity of less than 50% of the Board of Directors of CECO or of any Control Person; (ii) the addition of outside directors to the Board of Directors of CECO or Employer or (iii) of any changes resulting from an action approved by Employee in his capacity as an officer or director of Employer or CECO.

         e. Notice of Termination. Any termination of Employee's employment by Employer or by Employee, pursuant to subsections (b) through (d) of this paragraph 7 shall be communicated by a written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provisions so indicated, and (iii) for a termination under subsection (d) specify a Date of Termination which shall be no sooner than 30 days and no later than 60 days following the delivery of the Notice of Termination.

         f. Date of Termination. "Date of Termination" shall mean (i) if Employee's employment is terminated by his death, the date of his death, (ii) if Employee's employment terminates pursuant to the expiration of the term hereof, the last day of Employee's employment hereunder, (iii) if Employee's employment is terminated pursuant to subsection (b) or (c) above, the date the Notice of Termination is delivered, and (iv) if Employee's employment is terminated pursuant to subsection (d) above, the date specified in the Notice of Termination.

         8. Compensation Upon Termination. In the event of termination for Disability pursuant to 7(b) or 7(d)(ii), Employee shall continue to be entitled to his Base Compensation for a period of two years after the Date of Termination; however, all other compensation and benefits hereunder shall cease upon the Date of Termination, and Employer shall have no further obligation under this Agreement. In the event of termination for any reason other than Disability, compensation and benefits hereunder shall cease upon the Date of Termination, and Employer shall have no further obligation under this Agreement, except for Employer's obligations pursuant to paragraph 12.

         9. Confidential Information. Employee acknowledges that in connection with his duties hereunder, Employee will become familiar with certain confidential aspects of Employer's businesses. Therefore, Employee covenants to Employer that he shall not during or after the term of his employment hereunder (i) disclose to any person any information regarding the state of Employer's affairs or pertaining to Employer's business not generally known to the public (herein called "Confidential Information"), including without limitation, projections, data, personnel history, customer information, customer lists, financial information, marketing techniques and technical data, or (ii) use any Confidential Information, except, in either case, to the extent that such disclosure or use is (a) expressly permitted by the terms of this Agreement, or (b) authorized by the Board of Directors of Employer. At all times Employee shall use such care in protecting the confidentiality of the Confidential Information as a reasonable businessman would use in protecting his own proprietary and confidential information. If applicable laws require the disclosure or use of Confidential Information, Employee agrees that he will notify Employer in advance of such disclosure or use and use reasonable efforts to make such disclosure or use acceptable to Employer. Upon request of Employer at any time, Employee shall immediately return all written Confidential Information in his possession to Employer. The obligations or confidentiality hereunder shall not relate to information which:

                  (i) presently is in the public domain;

                  (ii) hereafter becomes part of the public domain by publication or otherwise through no action of Employee or any person or entity subject to confidentiality requirements similar to those contained in this agreement; or

                  (iii) hereafter is obtained by Employee from a source other than Employer which was not hereunder an obligation of confidentiality to Employer.

Employee hereby acknowledges and agrees that any violation of the provisions of this paragraph 9 would cause irreparable damage to Employer and its affiliates. Employee hereby acknowledges and agrees that the provisions of this paragraph 9 are reasonable and necessary for Employer's protection, and that Employer shall be entitled to injunctive relief, both temporary and permanent, without bond, to enforce the provisions of this paragraph 9, which relief shall be cumulative and not exclusive of any right, remedy or relief otherwise available to Employer at law or in equity. This paragraph 9 shall survive termination of this Agreement.

         10. Covenant Not to Compete. Employee agrees that (a) during the term of his employment hereunder and (b) after termination of his employment with the Employer in accordance with the provisions of this Agreement, provided Employer complies with its obligations hereunder with respect to such termination including the requirements to pay compensation to Employee hereunder, if any, Employee will not, within the continental United States, directly or indirectly engage in the business of the manufacture and sale of fiber bed filter and bag house medium pollution control systems or in any other business competitive with Employer for a period of two (2) years from the Date of Termination. Directly or indirectly engaging in the business of the manufacture and sale of fiber bed filter and bag house medium pollution control systems or in any competitive business shall include engaging in business as owner, partner or agent, or as employee of any person, firm or corporation engaged in such business, or being interested directly or indirectly in any such business conducted by any person, firm, or corporation. Employee's ownership of less than five percent (5%) of the outstanding voting securities of any publicly traded company shall not violate the foregoing prohibition.

         Employee hereby acknowledges and agrees that any violation of the provisions of this paragraph 10 would cause irreparable damage to Employer and its affiliates. Employee hereby acknowledges and agrees that the provisions of this paragraph 10 are reasonable and necessary for Employer's protection, and that Employer shall be entitled to injunctive relief, both temporary and permanent, without bond, to enforce the provisions of this paragraph 10, which relief shall be cumulative and not exclusive of any right, remedy or relief otherwise available to Employer at law or in equity. This paragraph 10 shall survive termination of this Agreement. In the event that any of the provisions of this paragraph 10 are determined by a court of competent jurisdiction to be contrary to any applicable statute, law, rule or regulation or to be for any other reason unenforceable as written, Employer expressly agrees that such court may modify this paragraph 10 or any of its terms so as to permit the enforcement thereof to the fullest extent permitted by law as thus modified.

         11. Intellectual Property Rights. All ideas, inventions, and other developments or improvements conceived by Employee alone or with others, during the term of his employment whether or not during working hours, relating to fiber bed filter and bag house medium pollution control systems, are the exclusive property of Employer. Employee agrees to assist Employer, at its expense, to obtain patents on any such patentable ideas, inventions, and other developments, and agrees to execute all documents necessary to obtain such patents in the name of Employer, provided Employer wishes to patent or otherwise exploit such idea, invention or development.

         12. Redemption of Employee's Shares Following Death

         (a) Life Insurance Policy. Employer or CECO, as determined between them, shall maintain insurance (the "Policy") on the life of Employee in an amount not less than Two Million Dollars ($2,000,000,000). Employer or CECO, as determined between them, shall be the owner and beneficiary of such life insurance.

         (b) Redemption Procedures. For purposes of this paragraph 12, the "Redeeming Party" shall be (i) CECO with respect to Shares that are shares of CECO, and (ii) Employer with respect to Shares that are shares of Employer. In the event of termination of Employee's employment pursuant to Section 7(a), the Redeeming Party upon the request of Employee's estate, spouse, direct descendant of Employee or trust for the benefit of Employee's spouse or direct descendant owning Shares, as defined in Section 12(e), and any other person who acquired Shares by bequest or inheritance or otherwise by reason of the death of Employee (individually, a "Electing Party" and collectively the "Electing Parties") shall use the net proceeds of the Policy required pursuant to this paragraph 12 to redeem Shares, to be redeemed at a price equal to the "Redemption Price". The "Redemption Price" per Share shall mean the lesser of
(i) the market value per Share, based on the last sale price per share on the date of Employee's death of the common stock of Employer or CECO, as applicable, or if such stock is not traded on a national securities exchange or quoted on NASDAQ, based on the average of the closing bid and ask price per share, or if Employee's death shall occur on a date other than a date on which national securities exchanges are open, the last sale price on the first day on which national securities exchanges were open prior to the date of Employee's death, or (ii) the amount equal to the net proceeds received by CECO or Employer, as the case may be, of the Policy, divided by the number of Shares. The redemption of an Electing Party's Shares pursuant to this paragraph shall be governed by the following procedures:

                  (i) The Electing Party, or if there is more than one Electing Party, the Electing Parties, shall provide written notice to the Redeeming Party ("Election Notice") not more than one hundred eighty (180) days following the date of Employee's death that the Electing Party desires to have redeemed by the Redeeming Party pursuant to this paragraph all, but not less than all, of the Shares. In the event that Employer and CECO have not received Election Notices for all of the Shares within such period, the Redeeming Party shall so notify any Electing Parties who delivered Election Notices, and Employer and CECO shall not be obligated to redeem any of the Shares.

                  (ii) In the event that Employer and CECO have received Election Notices for all of the Shares, the Redeeming Party shall within forty (40) days following receipt of the last received Election Notice (A) designate a Redemption Agent which, at the option of the Redeeming Party, shall either be CECO or a corporation or association (i) organized and doing business under the laws of the United States or any state, (ii) subject to supervision or examination by federal or state authority, and (iii) having the power to exercise corporate trust powers, and (B) designate a Redemption Date which shall be not more than two hundred forty (240) days following the date of Employee's death, subject to subsection 12(b)(iv). The Redeeming Party shall notify the Electing Parties of the Redemption Date and the identity of the Redemption Agent within forty-five (45) days following the receipt of the last received Election Notice.

                  (iii) The Electing Parties shall deposit in trust with the Redemption Agent the Shares no less than two days prior to the Redemption Date, with duly executed stock powers for transfer of the Shares to the Redeeming Party. In the event all of the Shares are not so deposited, Employer shall have no obligation to redeem any Shares, and all Shares deposited shall be returned to the Electing Party who deposited such Shares.

                  (iv) The Redeeming Party shall on or before the Redemption Date deposit in trust with the Redemption Agent cash in the amount equal to the Redemption Price, provided such Redemption Party has received the net proceeds of the Policy from the insurer. In the event the Redeeming Party has not received such net proceeds at least four days prior to the Redemption Date, the Redeeming Party shall so notify the Electing Parties. The Redemption Date in such event shall be deemed to be 10 business days following the Redeeming Party's receipt of the net proceeds of the Policy. Upon receipt of such proceeds, the Redeeming Party shall notify the Electing Parties of the Redemption Date.

                  (v) On the Redemption Date, the Redemption Agent shall issue a check payable to each Electing Party equal to the Redemption Price of the Shares such Electing Party deposited.

         (c) Proceeds Less Than Redemption Price. Notwithstanding anything herein to the contrary, a Redeeming Party shall be obligated to redeem Shares only to the extent that such Redeeming Party receives net proceeds from the Policy. In no event shall CECO be required to purchase shares of Employer from an Electing Party, nor shall Employer be required to purchase shares of CECO from an Electing Party other than out of the net proceeds received from the Policy.

         (d) Redemption Agent Fees. The fees of the Redemption Agent shall be paid by the Electing Parties on a pro rata basis based on the number of Shares redeemed.

         (e) Definition of Shares. "Shares" or "Share" shall mean (i) the shares of Common Stock of Employer (par value $.001) and of CECO owned by Employee on the date of this Agreement or subsequently acquired by Employee prior to the Date of Termination, together with any other securities which are issued with respect thereto by way of exchange, conversion, reclassification, dividend or distribution, and (ii) any shares of Employer and CECO acquired by the estate of Employee after the death of Employee pursuant to the exercise of options held by Employee (the "Options") at the time of his death (or any person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death of Employee).

         (f) Terminated Options. All unexercised Options shall automatically terminate as of two days prior to the Redemption Date, notwithstanding the terms of the Stock Option Plan or agreement to which such Options are subject.

         (g) All or Nothing. Employee acknowledges that the Shares shall be redeemed on an all or nothing basis and that Employer and CECO shall not be obligated to purchase any Shares unless all of the Shares owned by Employee at the time of his death are presented for redemption in accordance with the terms of this Paragraph 12.

         13. CECO Options.

         (a) CECO Options. As additional consideration for the non-competition agreement of Employee set forth in Paragraph 10 herein, Employee shall receive approximately 210,520 options for shares of stock of CECO (the "CECO Options"). The exercise price per share of stock for the CECO Options shall be the market value of a share of stock of CECO on the date hereof. The market value of the stock of CECO shall be based on the closing price per share, or if such stock is not traded on a national securities exchange or quoted on NASDAQ, the average of the closing bid and ask price per share. The CECO Options shall otherwise contain substantially the same terms as the Employer Options. Upon receipt of the CECO Options the Employer Options shall be cancelled.

         (b) Lock-up Agreement. Commencing with the date that Employee is permitted pursuant to Rule 144 of the Securities Act of 1933 to sell his shares of stock of CECO that were exchanged for shares of stock of Employer ("Release Date"), Employee shall not sell in excess of one-half of one percent (.5%) of the total number of issued and outstanding shares of CECO in any one fiscal quarter for one year after the Release Date, and thereafter shall not sell in excess of one percent (1%) of the total number of issued and outstanding shares of CECO in any one fiscal quarter, provided, however, that in the event Employee terminates his employment hereunder pursuant to Section 7(d) because of a change in control of Employer, the terms of this section 13(b) shall terminate as of the Date of Termination. The terms of this section 13(b) shall otherwise survive termination of this Agreement. For purposes of this Section 13(b), "sell" shall mean any transfer, including the sale, loan, assignment, pledge, hypothecation, or other disposition of the stock of CECO, entering into a contract for the sale of such stock or the short sale of such stock.

         14. General.

         (a) Conflicts. Employee hereby warrants that he is not now under any legal or contractual obligation that would conflict in any manner whatsoever with the obligations and duties by him herein undertaken, and that the execution of this Agreement will not breach any agreement to which Employee is presently a party.

         (b) Construction. This Agreement shall be governed by, and be construed in accordance with, the laws of the State of Pennsylvania.

         (c) Notices. Any notices required or permitted to be given hereunder shall be sufficient if in writing and if either delivered in person, or sent by certified or registered mail, return receipt requested, or by recognized international overnight courier, addressed to the parties as follows:

                  If to Employer:   CECO Filters, Inc.
                  --------------    P.O. Box 683
                                    Conshohocken, PA 19428
                                    Attention:_______________

                  with a copy to:   Phillip DeZwirek
                  --------------    505 University Avenue
                                    Toronto, Ontario
                                    CANADA M5G 1X3

                  If to Employee:   Steven I. Taub
                  --------------    1325 Centennial Road
                                    Penn Valley, PA 19072

                  If to CECO:       CECO Environmental Corp.
                  ----------        505 University Avenue
                                    Toronto, Ontario
                                    CANADA M5G 1X3
                                    Attention: Phillip DeZwirek

Any such notice shall be deemed delivered when (i) delivered in person, (ii) two (2) business days after being deposited with a recognized international overnight courier, or (iii) five (5) business days after being deposited in the mail, postage prepaid, by certified or registered mail. Either party may change the address to which such notices are to be addressed by notice thereof to the other party in the manner set forth above.

         (d) Waiver of Breach. The waiver by Employer of a breach of any provision of this Agreement by Employee shall not operate or be construed as a waiver of any subsequent breach by Employee thereof, and any delay by Employer in enforcing or any failure by Employer to enforce any of its rights hereunder shall not constitute a waiver of such rights or be deemed to establish a custom or course of dealing between Employer and Employee.

         (e) Modifications; Entire Agreement. This Agreement may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. This agreement sets forth the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersedes the terms of any prior agreement or discussion between the parties hereto covering the same subject matter.

         (f) Severability. If any one or more of the provisions of this Agreement shall be held by a court of competent jurisdiction or other authority to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions hereof shall not in any way be affected or impaired thereby; such court or other authority is hereby authorized and directed to modify or amend the invalid, illegal or unenforceable provision to the minimum extent necessary to render it valid and enforceable and to achieve as fully as lawful the intention of such provision, and such provision, as so modified or amended, shall be valid and binding upon the parties.

         (g) References; Counterparts. Whenever necessary or proper herein, the singular imports the plural or vice versa, and masculine, feminine and neuter expressions are interchangeable. Any reference to paragraph numbers in this Agreement shall be deemed to be references to paragraphs in this Agreement. The paragraph titles used herein are provided for information purposes only and shall affect neither the meaning of the terms nor the intent of the parties. This Agreement may be executed in one or more counterparts, all of which shall be deemed to be one original document.

         (h) Assignability. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, personal representatives, heirs and legatees, except that Employee may not assign or transfer his rights or delegate his duties hereunder.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date first written above.

EMPLOYEE:                                       EMPLOYER:

                                                CECO FILTERS, INC.

                                                By:
---------------------------------                  -----------------------------
Steven I. Taub                                     Phillip DeZwirek, Chairman of
                                                   the Board and Vice President

CECO ENVIRONMENTAL CORP.

By:
   --------------------------------
    Phillip DeZwirek, Chief
    Employee Officer

                       ADDENDUM TO EMPLOYMENT AGREEMENT




         This Addendum to Employment Agreement (the "Employment Agreement") between Steven I. Taub ("Employee"), Ceco Filters, Inc. ("Employer"), and Ceco Environmental Corp. ("CECO") is dated the 30th day of September, 1997.

         1. This Addendum is hereby made a part of the Employment Agreement. All capitalized terms not defined herein shall have the meaning ascribed to them in the Employment Agreement.

         2. Pursuant to Paragraph 13(a) of the Employment Agreement, Employee hereby cancels all unexercised options for shares of stock of Employer that he owns directly or indirectly and agrees that all such options are null and void.

         3. Employee represents and warrants that he has not gifted, sold or otherwise transferred or disposed of any options for shares of stock of Employer.

         IN WITNESS WHEREOF, the parties hereto have executed or caused to be executed this Addendum as of the date first above written.



EMPLOYEE:                                       EMPLOYER:

                                                CECO FILTERS, INC.


                                                By:
---------------------------------                  -----------------------------
Steven I. Taub                                     Phillip DeZwirek, Chairman of
                                                   the Board and Vice President

                       ADDENDUM TO EMPLOYMENT AGREEMENT




         This Addendum to Employment Agreement (the "Employment Agreement") between Steven I. Taub ("Employee"), Ceco Filters, Inc. ("Employer"), and Ceco Environmental Corp. ("CECO") is dated the 30th day of September, 1997.

         4. This Addendum is hereby made a part of the Employment Agreement. All capitalized terms not defined herein shall have the meaning ascribed to them in the Employment Agreement.

         5. Pursuant to Paragraph 13(a) of the Employment Agreement, Employee hereby cancels all unexercised options for shares of stock of Employer that he owns directly or indirectly and agrees that all such options are null and void.

         6. Employee represents and warrants that he has not gifted, sold or otherwise transferred or disposed of any options for shares of stock of Employer.

         IN WITNESS WHEREOF, the parties hereto have executed or caused to be executed this Addendum as of the date first above written.



EMPLOYEE:                                       EMPLOYER:

                                                CECO FILTERS, INC.


/s/ Steven I. Taub                              By: /s/ Phillip DeZwirek
---------------------------------                  -----------------------------
Steven I. Taub                                     Phillip DeZwirek, Chairman of
                                                   the Board and Vice President